Form 10QSB
period 2006-03-31
43010
filed 2006-05-17
CIK 1353499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51877

43010, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, #1000

Freehold, New Jersey 07728

(Address of Principal Executive Offices)

732-303-7347

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2006: 100,000 shares of common stock.

43010, INC.

(a development stage company)

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that maybe expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

43010, INC.

(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

43010, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

43010, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	3/31/06	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$600	$300

Total Current Liabilities	600	300

TOTAL LIABILITIES	$600	$300

STOCKHOLDER’S EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(700)	(700)

Total Stockholder’s Equity	(600)	(600)

TOTAL LIABILITIES AND EQUITY	$-	$(300)

The accompanying notes are an integral part of these financial statements.

43010, Inc..
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2006 and
from inception (December 9, 2005) through March 31, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
	3/31/2006	TO 3/31/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	300	700

NET INCOME (LOSS)	(300)	(700)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(700)	$(700)

Earnings (loss) per share	$(0.00)

Weighted average number of common shares	100,000

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (December 9, 2005) through March 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(300)	(300)

Total, March 31, 2006	100,000	$100	$(700)	$(600)

The accompanying notes are an integral part of these financial statements.

43010, Inc..
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2006 and
from inception (December 9, 2005) through March 31, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/06	TO 3/31/2006

Net income (loss)	$(300)	$(700)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	300	600

Total adjustments to net income	300	700

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-
Proceeds from stock issuance	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

43010, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be December 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Basis of Accounting:

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.	Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The Company’s shareholder funds The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.	Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.	Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.	Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.	Operating Lease Agreements:

The Company has no agreements at this time.

8.	Stockholder’s Equity:

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 31, 2005 in acceptance of the incorporation expenses for the Company.

9.	Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.	Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results
of Operations

Plan of Operation

The Registrant is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception through March 31, 2006. For the quarter ended March 31, 2006, the registrant recognized a net loss of $300 and for the period from inception through March 31, 2006, the registrant recognized a net less of $700. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

43010, Inc.
Registrant

Date: May 16, 2006	By:	/s/ Michael Raleigh
Michael Raleigh
President