Form 10QSB
period 2006-06-30
43010
filed 2006-08-08
CIK 1353499

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51877

______________

43010, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, #1000, Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 2, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

43010, INC.

(a development stage company)

FINANCIAL STATEMENTS

AS OF June 30, 2006

43010, Inc.

(a devlopment stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	5-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

43010, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	6/30/2006	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$850	$300

Total Current Liabilities	850	300

TOTAL LIABILITIES	$850	$300

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(950)	(400)

Total Stockholders' Equity	(850)	(300)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc..
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2006 and
from inception (December 9, 2005) through June 30, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
	6/30/2006	TO 6/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	950

NET INCOME (LOSS)	$(250)	$(950)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(700)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(950)	$(950)

Earnings (loss) per share	(Less	(Less
	than 0.01)	than 0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(550)	(550)

Total, June 30, 2006	100,000	$100	$(950)	$(850)

The accompanying notes are an integral part of these financial statements.

43010, Inc..
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Six months ending June 30, 2006 and
from inception (December 9, 2005) through June 30, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2006	TO 6/30/2006

Net income (loss)	$(250)	$(950)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	250	850

Total adjustments to net income	250	950

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-
Proceeds from stock issuance	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be December 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

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

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.	Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholder funds The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

43010, Inc.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

8.	Stockholder's Equity:

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

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.	Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $400 at 2025, and $550 to date at 2026.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2006. For the quarter ended June 30, 2006, the registrant recognized a net loss of $250 and for the period from inception through June 30, 2006, the registrant recognized a net less of $950. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51877)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

43010, INC.

By:	/s/ Michael Raleigh
Michael Raleigh Chief Executive Officer Chief Financial Officer

Dated:	August 2, 2006