Form 10QSB
period 2006-09-30
43010
filed 2006-11-16
CIK 1353499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51886
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

43010, INC.
(a development stage company)

FINANCIAL STATEMENTS

As Of September 30, 2006

43010, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

43010, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	9/30/2006	12/31/2005

Cash	$-	$-

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,100	$300

Total Current Liabilities	1,100	300

TOTAL LIABILITIES	$1,100	$300

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(1,200)	(400)

Total Stockholders' Equity	(1,100)	(300)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc..
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September, 2006 and
from inception (December 9, 2005) through September, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
	9/30/2006	TO 9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	250	1,200

NET INCOME (LOSS)	$(250)	$(1,200)

ACCUMULATED DEFICIT, BEGINNING BALANCE	$(950)	$-
ACCUMULATED DEFICIT, ENDING BALANCE	$(1,200)	$(1,200)

Earnings (loss) per share	(Less than 0.01)	(Less than 0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(800)	(800)

Total, September 30, 2006	100,000	$100	$(1,200)	$(1,100)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2006 and
from inception (December 9, 2005) through September 30, 2006

	3 MONTHS	FROM
	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2006	TO 9/30/2006

Net income (loss)	$(250)	$(1,200)

Stock issued as compensation	-	100
Increase (Decrease) in Accrued Expenses	250	1,100

Total adjustments to net income	250	1,200

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-
Proceeds from stock issuance	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-
Cash - beginning balance	-	-

CASH BALANCE - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

4302, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Results of Operation

The Company did not have any operating income from inception through September 30, 2006. For the quarter ended September 30, 2006, the registrant recognized a net loss of $250 and for the period from inception through September 30, 2006, the registrant recognized a net less of $1,200. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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
Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51886)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

43010, INC.

By:	/s/ Michael Raleigh
Michael Raleigh Chief Executive Officer Chief Financial Officer

Dated:	November 15, 2006