Form 10KSB
period 2007-12-31
43010 INC
filed 2008-03-13
CIK 1353499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of March 12, 2008 was: 100,000

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of March 12, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

The Company did not have any operating income from December 31, 2006 through December 31, 2007, the registrant recognized a net loss of $1,450 in 2006 and $1,400 in 2007. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 7.  FINANCIAL STATEMENTS

43010, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

43010, Inc.
(a development stage company)
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of American Business Holding Corporation and Subsidiary as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the twelve months then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Business Holding Incorporated and Subsidiary at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
February 25, 2008

43010, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,150	$1,750

Total Current Liabilities	3,150	1,750

TOTAL LIABILITIES	3,150	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(3,250)	(1,850)

Total Stockholders' Equity	(3,150)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2007	12/31/2006	TO 12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,400	1,450	3,250

NET INCOME (LOSS)	(1,400)	(1,450)	(3,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,250)	$(1,850)	$(3,250)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(1,400)	(1,400)

Total, December 31, 2007	100,000	$100	$(3,250)	$(3,150)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006
from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	TO 12/31/07

Net income (loss)	$(1,400)	$(1,450)	$(3,250)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,400	1,450	3,150

Total adjustments to net income	1,400	1,450	3,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, and $1,400 at 2027.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $650 from inception through December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss     $    488
State net operating loss               162

           Total Deferred Tax Asset            650
Less valuation allowance           (650)
                                                                                                        0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                    15.0%
State tax, net of federal benefit         5.0%
Increase in valuation allowance    (20.0%)

Effective income tax rate     0.0%

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Michael Raleigh	21	President/Director

Michael Raleigh graduated from Grade 12 in June of 2004. Michael is presently enrolled in a business administration course at the University of British Columbia and works part time as an assistant to his father at Raleigh Financial Services Inc. Raleigh Financial Services Inc. assists small private companies source venture capital and assists with the process of listing companies on small cap markets in Canada and the US. Michael is very involved in volunteer work with his church and local community center.

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

Mr. Raleigh is also the President and sole shareholder of other Delaware Corporations that have filed a Form 10SB with the United States Securities and Exchange Commission. The other Delaware Corporations that Michael Raleigh is the President of are 4301, Inc., 4305, Inc., 4307, Inc., 4308, Inc. and 4309, Inc.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Michael Raleigh President, Chief	2007	$0	0	0	0	0	0	0	$0
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
Chief Financial Officer	2005	$0	0	0	0	0	0	0	$0

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

ITEM 13. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51886)	3.1	Certificate of Incorporation of 43010, Inc.*

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51886)	3.2	By-Laws*

Filed herewith	14	Code of Ethics

	31.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51886)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $1,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

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

43010, Inc.

By:	/s/ Michael Raleigh
Chief Executive Officer Chief Financial Officer

Dated:	March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Raleigh Michael Raleigh	Chief Executive Officer Chief Financial Officer, and Director	March 12, 2008