Form 10-Q
period 2008-04-30
43010 INC
filed 2008-05-09
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

43010, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51886
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4400 Route 9 South, #1000, Freehold, New Jersey  07728
 (Address of Principal Executive Offices)
 _______________

     (732) 446-0546
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes T No£

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 9, 2008:  100,000 shares of Common Stock.

43010, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

43010, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

43010, Inc.
(a development stage company)
Financial Statements Table of Contents

43010, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	3/31/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,400	$3,150

Total Current Liabilities	3,400	3,150

TOTAL LIABILITIES	$3,400	$3,150

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(3,500)	(3,250)

Total Stockholders' Equity	(3,400)	(3,150)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

F1

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2008 and 2007 and
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2008	3/31/2007	TO 03/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	250	3,500

NET INCOME (LOSS)	(250)	(250)	(3,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,250)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(3,500)	$(2,100)	$(3,500)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

F2

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,400)	(1,400)

Total, December 31, 2007	100,000	100	(3,250)	(3,150)

Net Income (Loss)			(250)	(250)

Total, March 31, 2008	100,000	$100	$(3,500)	$(3,400)

The accompanying notes are an integral part of these financial statements.

F3

43010, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2008 and 2007 and
from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2008	3/31/2008	TO 03/31/08

Net income (loss)	$(250)	$(250)	$(3,500)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	250	250	3,400

Total adjustments to net income	250	250	3,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F4

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

F5

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

F6

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

F7

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $1,400 at 2027 and $250 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $700 from inception through March 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$525
State net operating loss	175

Total Deferred Tax Asset	700
Less valuation allowance	(700)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

F8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Results of Operation

The Company did not have any operating income from through March 31, 2008.  The Company has recognized a net loss of $3,500 through March 31, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c).  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

43010, INC.

Date: May 9, 2008	By:	/s/ Michael Raleigh
Michael Raleigh
Chief Executive Officer, Chief Financial Officer and Director