Form 10KSB/A
period 2007-12-31
43010 INC
filed 2008-08-04
CIK 1353499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by 43010, Inc. (the “Company”) on March 12, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to include Management’s Report on Internal Control over Financial Reporting to further clarify the required disclosures under provisions of Item 308 in Regulation S-K.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 13. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51886)	3.1	Certificate of Incorporation of 43010, Inc.*

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51886)	3.2	By-Laws*

Incorporated by reference to Form 10-KSB filed on April 3, 2006 (File No. 000-51886)	14	Code of Ethics

Filed herewith	31.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Michael Raleigh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 3.2 to Form 10SB filed on March 13, 2006 (File No. 000-51886)

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

43010, Inc.

By:	/s/ Michael Raleigh
Chief Executive Officer Chief Financial Officer

Dated:	August 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Raleigh Michael Raleigh	Chief Executive Officer Chief Financial Officer, and Director	August 4, 2008