Form 10-Q
period 2008-06-30
43010 INC
filed 2008-08-04
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of July 25, 2008:  100,000 shares of Common Stock.

43010, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

43010, Inc.
(a development stage company)
FINANCIAL STATEMENTS
AS OF June 30, 2008

43010, Inc.
(a development stage company)
Financial Statements Table of Contents

43010, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,900	$3,150

Total Current Liabilities	3,900	3,150

TOTAL LIABILITIES	$3,900	$3,150

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(4,000)	(3,250)

Total Stockholders' Equity	(3,900)	(3,150)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007 and
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 06/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750	500	4,000

NET INCOME (LOSS)	(750)	(500)	(4,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,250)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(4,000)	$(2,350)	$(4,000)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2008	6/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,400)	(1,400)

Total, December 31, 2007	100,000	100	(3,250)	(3,150)

Net Income (Loss)			(750)	(750)

Total, June 30, 2008	100,000	$100	$(4,000)	$(3,900)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2008 and 2007 and
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 6/30/08

Net income (loss)	$(750)	$(500)	$(4,000)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	750	500	3,900

Total adjustments to net income	750	500	4,000

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

43010, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $1,400 at 2027 and $750 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $800 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss     $    600
State net operating loss               200

           Total Deferred Tax Asset             800
Less valuation allowance           (800)
                                                                                0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                     15.0%
State tax, net of federal benefit          5.0%
Increase in valuation allowance    (20.0%)

 Effective income tax rate                     0.0%

12. Subsequent Events:

None known at this time.

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

Results of Operation

The Company did not have any operating income from through June 30, 2008.  The Company has recognized a net loss of $3,900 through June 30, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

None.

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

43010, INC.

Date: August 4, 2008	By:	/s/ Michael Raleigh
Michael Raleigh
Chief Executive Officer, Chief Financial Officer and Director