Form 10-Q
period 2008-09-30
43010 INC
filed 2008-10-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 13, 2008:  100,000 shares of Common Stock.

43010, INC.
FORM 10-Q
September 30, 2008
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

SIGNATURE

 Item 1. Financial Information

43010, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

43010, Inc.
(a development stage company)
Financial Statements Table of Contents

43010, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,400	$3,150

Total Current Liabilities	4,400	3,150

TOTAL LIABILITIES	$4,400	$3,150

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(4,500)	(3,250)

Total Stockholders' Equity	(4,400)	(3,150)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2008 and 2007 and
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2007	TO 09/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,250	750	4,500

NET INCOME (LOSS)	(1,250)	(750)	(4,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,250)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(4,500)	$(2,600)	$(4,500)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2008 and 2007 and

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2008	9/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,400)	(1,400)

Total, December 31, 2007	100,000	100	(3,250)	(3,150)

Net Income (Loss)			(1,250)	(1,250)

Total, September 30, 2008	100,000	$100	$(4,500)	$(4,400)

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2008 and 2007 and
from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	TO 9/30/08

Net income (loss)	$(1,250)	$(750)	$(4,500)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,250	750	4,400

Total adjustments to net income	1,250	750	4,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

43010, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

43010, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $1,400 at 2027 and $1,250 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $900 from inception through September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$675
State net operating loss	225

Total Deferred Tax Asset	900
Less valuation allowance	(900)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%	)

Effective income tax rate	0.0%

12. Controls and Procedures:

      a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

      b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

13. Subsequent Events:

Pursuant to the terms of a Stock Purchase Agreement, Greg Halpem purchased a total of 100,000 shares of common stock from Michael Raleigh for an aggregate of $30,000 in cash.  The total of 100,000 shares represents 100% of our issued and outstanding common stock.  In addition, Michael Raleigh resigned and Greg Halpem was then appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Company’s Board of Directors and Karen Halpem was appointed as our Corporate Secretary.

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

Results of Operation

The Company did not have any operating income from through September 30, 2008.  The Company has recognized a net loss of $4,400 through September 30, 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

43010, INC.

Date: October 13, 2008	By:	/s/ Michael Raleigh
Michael Raleigh
Chief Executive Officer, Chief Financial Officer and Director