Form 10-K
period 2008-12-31
So Act Network, Inc.
filed 2009-03-31
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51886

SO ACT NETWORK, INC.
(Exact name of issuer as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5715 Will Clayton Parkway, #6572 Humble, TX	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of March 30, 2009, the registrant had 182,284,000 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

Description of Our Business

Overview

We were incorporated in the State of Delaware on December 9, 2005. We are a development stage company currently creating innovative search technologies within a unique new type of networking platform. Our technologies and networking platform will lead to substantial benefits and life improvements to millions of people around the world by bringing together the solutions and solution makers for many of earth’s major problems, such as poverty, violence, pollution, energy shortage, lack of education, inadequate health care, cancer and heart disease, etc. Our network and agenda therefore are compatible and complementary with the goals, missions and agenda of President Obama and Change.Org.

We are conceived as an “Action Oriented Search Engine” (the “Search Engine”) to connect, encourage, unite and stimulate successful social entrepreneurship. We are developing a unique proprietary data inter-link between the primary problems in the world and the best possible solutions being developed globally. These are solutions that have both the intent and potential to achieve greater safety and peace by repairing the health of our planet, thereby creating new industries, jobs and economies of scale.

Our network is being designed and positioned to become a top web property in all major global markets. We intend to generate our revenue through low membership fees from solution makers and problem solvers as well as targeted advertising from green, eco-friendly companies that will benefit from a highly defined audience demographic. In addition to providing measurable results to those with major product and service solutions, it will enhance the overall web experience for consumer users who will visit for free.

Our Product

We are developing a unique proprietary data inter-link between the primary problems in the world and the best possible solutions being developed globally. Our network unifies the key elements of successful development for breakthrough solutions to major problems. To illustrate the potential impact of So Act in actual practice, contemplate an invention idea that would have a positive impact on the American energy problem today. Start with the goal to discover a new transportation device that is “environment neutral” (has no polluting effect and does not extract anything from the environment). The idea proposed is to invent and build a car that runs on air. The technology would let you drive 60 miles at 35 mph with a simple off-the-shelf air compressor. Add a tiny amount of fuel and the same car will run 800 miles at highway speeds without stopping. There are enormous benefits to the environment this invention could provide. There’s the low cost of operation, the decreased need for oil, and the increased jobs and opportunity that very low cost, zero-pollution, personal transportation would bring. This actual technology has existed in a working format for around 20 years. Innovation moves slowly while our problems increase on earth at a faster pace. Through networking and an advanced search function, we allow the development and proliferation of such an invention (or any invention) to occur at a faster pace thus providing a real benefit to the global economy and people everywhere by providing a unique development forum and environment where obstacles, barriers and costs can be reduced and timelines to get to market improved.

Marketing

We plan to generate revenue from low membership fees from solution makers and problem solvers as well as targeted advertising from green, eco-friendly companies. We also plan to benefit from an advertise revenue strategy that taps into a 21 billion dollar market growing at approximately 10 billion dollars a year, currently dominated by Google and a small handful of other companies.

We believe there is a large social and professional demand for our network. Solution makers around the world face challenges in creating major solutions to critical world problems. In order to create an effective solution, a solution maker needs access to abundant of information about a particular major problem and potential solutions. In addition, developing solutions to major problems is also a lonely process with many obstacles. Our network unifies the key elements of successful development for breakthrough solutions to major problems, meeting the needs to shorten the solution development timeline. Our network and agenda therefore are compatible and complementary in all respects with the goals, missions and agenda of President Obama and Change.Org.

We expect to draw our customer bases from two groups of audiences. The first group is categorized as socially conscious innovators, inventors, scientists, explorers, investors and creative thinkers developing legitimate world-improving solutions. The second group is categorized as socially conscious, social investing, social business, green and eco-friendly companies who can advertise their existing solutions to highly targeted consumers within our internet networking.

Competition

Google and MySpace expect to launch their new web-based network in June 2009 which contains elements existent in our network. Even though their products, either on its own or combined together, can be loosely compared to our network, our network provides additional services by unifying key elements of successful development for breakthrough solutions to major problems. We are not aware of any other specific web-based properties that more closely resemble the business model, identity and features found in our network.

Intellectual Property

Our Search Engine and network platform contain several trade secrets. In addition, we have applied to register our business name So Act with the U.S. Patent and Trademark Office, which is currently subject to its review.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our principal business office is located at 5715 Will Clayton Parkway, #6572, Humble, TX 77338. Our search engine and network platform which are expected to launch in the end of the second quarter of 2009 are located in a facility in Albuquerque, New Mexico. The facility is supported by minimal hardware for 100,000 servers with databases scalable to 200 billion web pages.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 7, 2008, in accordance with the majority vote of our shareholders in lieu of a special meeting, we appointed Greg Halpern as the chairman of our Board of Directors.

On October 15, 2008, in accordance with the majority vote of our shareholders in lieu of a special meeting, we changed our company name from 43010, Inc. to So Act Network, Inc. by filing an amendment to the Articles of Incorporation with the Delaware Secretary of State. The amendment was attached as Exhibit 3.1 to the current report on Form 8-K filed on October 17, 2008 and is incorporated herewith by reference.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders

As of March 30, 2009, in accordance with our transfer agent records, we had 42 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

We were incorporated in the State of Delaware as of December 9, 2005. We are a development stage company currently creating innovative search technologies within a unique new type of networking platform. Our technologies and networking platform will lead to substantial benefits and life improvements to millions of people around the world by bringing together the solutions and solution makers for many of earth’s major problems, such as poverty, violence, pollution, energy shortage, lack of education, inadequate health care, cancer and heart disease, etc. Our network and agenda therefore are compatible and complementary with the goals, missions and agenda of President Obama and Change.Org.

We are conceived as an “Action Oriented Search Engine” (A.O.S.E.) to connect, encourage, unite and stimulate successful social entrepreneurship in innovative ways by developing a proprietary data inter-link between the primary problems in the world and possible solutions being developed globally. These are solutions that have both the intent and potential to achieve greater safety and peace by repairing the health of our planet, thereby creating new industries, jobs and economies of scale.

We are being designed and positioned to become a web property in all major global markets. We intend to generate revenues through low membership fees from solution makers and problem solvers as well as targeted advertising from green, eco-friendly companies that will benefit from a highly defined audience demographic. In addition to providing measurable results to those with major product and service solutions, it will dynamically enhance the overall web experience for consumer users who will visit for free.

Plan of Operation

We plan to generate revenue from low membership fees from solution makers and problem solvers as well as targeted advertising from green, eco-friendly companies. We also plan to benefit from an advertise revenue strategy that taps into a 21 billion dollar market growing at approximately 10 billion dollars a year, currently dominated by Google and a small handful of other companies.

We believe there is a large social and professional demand for our network. We expect to draw our customer bases from two groups of audiences. The first group is categorized as socially conscious innovators, inventors, scientists, explorers, investors and creative thinkers developing legitimate world-improving solutions. The second group is categorized as socially conscious, social investing, social business, green and eco-friendly companies who can advertise their existing solutions to highly targeted consumers within our internet networking.

During the next twelve months, we anticipate the need for capital to fund the So Act Network’s two primary activities. The first need is for the development of the So Act Network and the intuitive So Act Search Engine and second is for the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $56,000 and no more than $108,000. While we will likely seek a second 506D private placement within the next 12 months, in the meantime we will rely on additional capital infusions from our CEO, Greg Halpern, until such time that the market provides a positive outlook for additional funding potential. Mr. Halpern is prepared to continue to loan money to us as necessary at current prime rate and to continue to accrue salary that cannot be paid at the present time due to the need to devote any available funds to the aforementioned requirements. If we are able to launch the So Act Network as anticipated during the second calendar quarter of 2009, it expects to generate enough revenue to become cash flow positive by fiscal year end of 2009.

As of the date of this filing, we are entering the phase two of the development of the So Act Network platform and believe it can have an online version for beta testing on or before June 2009. Development of the final version will then continue on throughout the summer of 2009 until enough consumer feedback has been obtained and the appropriate improvements made to achieve a fully functional network.

As of the date of this filing, we do not expect to purchase or sell any plant or significant equipment or increase our number of employees in the next 12 months.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Years Ended December 31,
	2008	2007

Operating Expenses
General and Administrative	$62,210	$1,400
Professional Fees	11,325	-
Compensation	43,549	-
Total Operating Expenses	117,084	1,400

Loss from Operations	(117,084)	(1,400)

Other Expense
Interest Expense	(31)	-
Total Other Expense	(31)	-

Provision for Income Taxes	-	-

Net Loss	$(117,115)	$(1,400)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	38,818,104	400,000

For the Fiscal Year Ended December 31, 2008 and for the Fiscal Year Ended December 31, 2007

General and Administrative Expenses: Our general and administrative expenses were $62,210 for the fiscal year of 2008 and $1,400 for the fiscal year of 2007, representing an increase of $60,810 or approximately 4343.57%, as a result of our expenses on advertising which include the cost of public relations activities, stock issued for services, and other expenses associated with the private placement memorandum.

Net Loss: Our net loss for the fiscal year of 2008 was $117,115, compared to $1,400 for fiscal year of 2007. The increase in net loss was the result of the substantial increase in our operating expenses.

Liquidity and Capital Resources

We are in the development state with no operations, have an accumulated deficit of $256,820 for the period from December 9, 2005 (inception) to December 31, 2008, and have negative cash flow from operations of $21,914 from inception.  As noted in our Auditor’s Report, our auditor has raise doubt about our ability to continue as a going concern.

From our inception through December 31, 2008, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

For the fiscal year ended December 31, 2008, we received $18,803 from Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we still owe $3,803 in principal and $31 in accrued interest.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation:

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1 - F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2008 AND AS OF DECEMBER 31, 2007

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2008

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2008

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2008

PAGES	F-7 - F-14	NOTES TO FINANCIAL STATEMENTS

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
So Act Network, Inc. (F/K/A 43010, Inc.) (A Development Stage Company)

We have audited the accompanying balance sheet of So Act Network, Inc. (F/K/A 43010, Inc.) (A Development Stage Company) as of December 31, 2008 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from December 9, 2005(inception) to December 31, 2008. The financial statements for the year ended December 31, 2007 were audited by other auditors who issued a report dated February 25, 2008. The financial statements for the period from December 9, 2005 (inception) to December 31, 2008 in so far as they relate to amounts for the period through December 31, 2007, are based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of So Act Network, Inc. (F/K/A 43010, Inc.) (A Development Stage Company) as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period December 9, 2005 (inception) through to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $256,820 for the period from December 9, 2005 (Inception) to December 31, 2008, and has a negative cash flow from operations of $21,914 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of So Act Network, Inc. (F/K/A 43010, Inc.) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the twelve months then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of So Act Network at December 31, 2007 and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
March 6, 2009

So Act Network, Inc.
(f/k/a 43010, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007

Current Assets
Cash	$33,950	$-
Prepaid Expenses	359	-
Total Current Assets	34,309	-

Property and Equipment, net	2,437

Intangible assets	275	-

Total Assets	$37,021	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$860	$-
Accrued Expenses	46,910	3,150
Loan payable - related party	3,803	-
Total Current Liabilities	51,573	3,150

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
181,940,000 and 100,000 shares issued and outstanding, respectively	181,940	100
Additional paid-in capital	128,078	-
Subscription receivable	(67,750)	-
Deficit accumulated during the development stage	(256,820)	(3,250)
Total Stockholders' Deficiency	(14,552)	(3,150)

Total Liabilities and Stockholders' Deficiency	$37,021	$-

See accompanying notes to financial statements.

So Act Network, Inc.
(f/k/a 43010, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the Period From December 9, 2005
	2008	2007	(Inception) to December 31, 2008

Operating Expenses
General and Administrative	$62,210	$1,400	$65,460
Professional Fees	11,325	-	11,325
Compensation	43,549	-	43,549
Total Operating Expenses	117,084	1,400	120,334

Loss from Operations	(117,084)	(1,400)	(120,334)

Other Expense
Interest Expense	(31)	-	(31)
Total Other Expense	(31)	-	(31)

Provision for Income Taxes	-	-	-

Net Loss	$(117,115)	$(1,400)	$(120,365)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	38,818,104	400,000

See accompanying notes to financial statements.

So Act Network, Inc.
(f/k/a 43010, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency

						Deficit
						Accumulated
	Preferred stock		Common stock		Additional	During the		Total
					paid-in	Development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Stage	Receivable	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	100

Net loss for the peiord December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)		(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	(300)

Net loss	-	-	-	-	-	(1,450)	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	(1,750)

Net loss	-	-	-	-	-	(1,400)	-	(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-

In kind contribution of rent	-	-	-	-	2,913	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	4,400

Net loss	-	-	-	-	-	(117,115)	-	(117,115)

Balance, December 31, 2008	-	$-	181,940,000	$181,940	$128,078	$(256,820)	$(67,750)	$(14,552)

See accompanying notes to financial statements.

So Act Network, Inc.
(f/k/a 43010, Inc.)
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ended December 31,		For the Period FromDecember 9, 2005 (Inception) to
	2008	2007	December 31, 2008

Cash Flows From Operating Activities:
Net Loss	$(117,115)	$(1,400)	$(120,365)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	127	-	127
In kind contribution of rent	2,913	-	2,913
Stock issued for services	47,900	-	48,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(359)	-	(359)
Increase accounts payable	860	-	860
Increase in accrued expenses	43,760	1,400	46,910
Net Cash Used In Operating Activities	(21,914)	-	(21,914)

Cash Flows From Investing Activities:
Register of trademark	(275)	-	(275)
Purchase of equipment	(2,564)	-	(2,564)
Net Cash Used In Investing Activities	(2,839)	-	(2,839)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	18,803	-	18,803
Repayment of stockholder loans	(15,000)	-	(15,000)
Accrued Expenses payment made by a former shareholder	4,400		4,400
Proceeds from issuance of stock, net of subscriptions receivable	50,500	-	50,500
Net Cash Provided by Financing Activities	58,703	-	58,703

Net Decrease in Cash	33,950	-	33,950

Cash at Beginning of Year	-	-	-

Cash at End of Year	$33,950	$-	$33,950

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$136,455		$136,455
Stock sold for subscription	$67,750	$-	$67,750

See accompanying notes to financial statements.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

So Act Network, Inc. Inc.  (f/k/a 43010, Inc.) (the “Company”) was incorporated in Delaware on December 9, 2005. The Company is currently in the development stage and plans to create search technologies within an online networking platform.

On October 15, 2008 the Company changed its name to So Act Network, Inc.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(E) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  The Company had no revenue for the twelve months ended December 31, 2008 and 2007, respectively.

(F) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in general and administrative expenses and totaled $867 and $0 in the years ended December 31, 2008 and 2007, respectively.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(G) Identifiable Intangible Assets

As of December 31, 2008 and 2007, $275 and $0, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually, or more frequently if impairment indicators arise.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2008 and 2007, respectively, there were no common share equivalents outstanding.

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2008 and 2007, the Company has a net operating loss carry forward of approximately $67,942 and $3,250, available to offset future taxable income through 2028 and 2007, respectively. The valuation allowance at December 31, 2008 and 2007 was $23,100 and $650, respectively. The net change in the valuation allowance for the period ended December 31, 2008 and 2007 was an increase of $22,820 and $280, respectively.

 (J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(K) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

(L) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

(M) Stock Based Compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to nonperformance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company's method for accounting for stock-based employee compensation and the effect of the method on reported results.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $256,820 for the period from December 9, 2005 (inception) to December 31, 2008 and has negative cash flow from operations of $21,914 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE - SHAREHOLDER

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31 (See Note 7).

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 4	PROPERTY AND EQUIPMENT

At December 31, 2008 property and equipment is as follows:

2008

Website Development	$2,564
Less accumulated depreciation and amortization	(127)

$2,437

Depreciation expense for the years ended December 31, 2008 was $127.

NOTE 5	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company. As a result of the 4 for 1 forward stock split (the “Forward Split”), the 100,000 share were increased to 400,000 shares.

For the year ended December 31, 2008, the Company issued 473,000 shares of common stock for cash of $118,250, of which $67,750 was a subscription receivable and collected in January 2009 (See Note 8(F)). As a result of the Forward Split, the 473,000 shares were increased to 1,892,000 shares.

(B) Stock issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided (See Note 7). As a result of the forward split (the “Forward Split”), the 44,900,000 shares were increased to 179,600,000 shares.

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares.

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares.

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(C) Stock Split Effected in the Form of a Stock Dividend

On January 16, 2009, the Company's Board of Directors declared a four-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 16, 2009 to shareholders of record.  A total of 136,455,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend (See Note 8(B)).

(D) In Kind Contribution

During the fourth quarter of 2008, a former stockholder of the company paid $4,400 of operating  expenses on behalf of the company.

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair value of $2,913. (See note 7.)

NOTE 6	COMMITMENTS

Employment Agreement

 On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 7).

NOTE 7	RELATED PARTY TRANSACTIONS

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided (See Note 5(B)). As a result of the Forward Split, the 44,900,000 shares were increased to 179,600,000 shares.

On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 6).

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31 (See Note 3).

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair value of $2,913. (See note 5(D).)

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 8	SUBSEQUENT EVENTS

(A) Amendment to Articles of Incorporation

January 27, 2009 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 250,000,000 common shares at a par value of $0.001 per share, and 10,000,000 preferred shares at a par value of $0.001 with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

(B) Stock Split Effected in the Form of a Stock Dividend

On January 16, 2009, the Company's Board of Directors declared a four-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 16, 2009 to shareholders of record.  A total of 136,455,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend (See Note 5 (C)).

(C) Consulting Agreement

On January 19, 2009, the Company entered into a consulting agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desire to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000($0.25/share) As a result of the Forward Split, the 20,000 shares were increased to 80,000 shares. (See Note 8(E)).

On January 20, 2009, the Company entered into a service agreement with a transfer agent to become the Company's transfer agent for the purpose of maintaining stock ownership and transfer records for the Company.

(D)Stock issued for Cash

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share). As a result of the Forward Split, the 20,000 shares were increased to 80,000 shares.

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares.

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares.

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share). As a result of the Forward Split, the 32,000 shares were increased to 128,000 shares.

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares.

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share). As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares.

(E) Stock issued for Services

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares.

(F) Subscription Receivable

During the month of January 2009, $67,750 of stock subscription receivable has been collected (See Note 5(A)).

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 3008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of March 25, 2009 is as follows:

NAME	AGE	POSITION

Greg Halpern	50	President, Chief Executive Officer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern

Greg Halpern is the founder and visionary of So Act Network, Inc. Previous to launching So Act as a commercial venture in October 2008, Mr. Halpern co-founded “Ultimate Kindness Towards All Living Creatures on Earth” in 2004, an organization whose purpose was to determine the primary problems in the world and then locate solutions being developed globally that were intended to achieve greater safety and peace by repairing the health of our planet, with the potential to create new industries, jobs and economies of scale. Mr. Halpern has a history of helping to pioneer innovative new ideas and technologies brought from conceptualization to reality through small business ventures. In 1998, Mr. Halpern developed and successfully launched the first and only end-to-end fund raising exclusively over the internet. CNN featured Mr. Halpern and his 2.5 million dollar Regulation A offering on the Jan Hopkins and Lou Dobbs show. From 2002 to 2007, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN) and Z-Trim Holdings Inc. (AMEX: ZTM). Circle Group was a pioneer of emerging technology companies which provided small business infrastructure, funding and substantial intellectual capital to bring important and timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life changing technologies and bringing these products to the marketplace. With 26 years of experience pioneering emerging technologies, Mr. Halpern has acquired substantial experience building all aspects of small business infrastructure, working with computer systems and security technology, public and private financings of over 35 million dollars, sales and marketing, working with regulatory agencies such as the FDA and the SEC, manufacturing traditional goods and technology, inventing, building and securing rights to all aspects of intellectual property, and testifying in congress on small business issues.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, 2007, and 2006 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Greg Halpern,	2008	$43,548	0	44,900	0	0	0	0	$88,448
CEO&CFO	2007	$0	0	$0	0	0	0	0	$0

Michael Raleigh	2008	$0	0	0	0	0	0	0	$0
CEO & CFO	2007	$0	0	$0	0	0	0	0	$0

(1)	The salary stated has been accrued and remains unpaid. In addition to the base salary, Mr. Greg Halpern shall be entitled to a monthly commission equal to 10% of all of our sales.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2008 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Mr. Greg Halpern, our President, CEO and CFO, entered into an Employment Agreement with us on October 13, 2008.  The Employment Agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008, and is incorporated here within by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 25, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Greg Halpern Address: 11008 Morning Dove Lane Spring Grove, IL 60081	180,000,000	98.75%

Common Stock	All executive officers and directors as a group	180,000,000	98.75%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On October 14, 2008, we issued 44,900,000 shares of common stock of to Mr. Greg Halpern for his services rendered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  After the completion of a 4 for 1 forward split of our common stock on January 16, 2009, the 44,900,000 shares were increased to 179,600,000 shares.

On October 13, 2008, we executed an employment agreement with Mr. Greg Halpern, our President and CEO. The term of the agreement is ten (10) years. As compensation for services, Mr. Halpern will receive a monthly compensation of $18,000 beginning October 13, 2008. In addition, to the base salary, Mr. Halpern is entitled to receive a 10% commission of all of our sales.

For the year ended December 31, 2008, we received $18,803 from Mr. Greg Halpern, our principal shareholder. Pursuant to the loan agreement, the loan bears an annual interest rate of 3.25% and is due on demand. As of December 31, 2008, we still owe $3,803 in principal and accrued interest of $31.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $1,200 and $1,050 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1          Code of Ethics
3.1*          Amendment to the Articles of Incorporation Filed on October 15, 2008 with the Delaware State of Secretary
31.1          Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1          Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

    *Filed as Exhibit 3.1 to the Form 8-K filed on October 17, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
        Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	March 30, 2009
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)