Form 10-Q
period 2009-03-31
So Act Network, Inc.
filed 2009-05-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SO ACT NETWORK, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-51886	26-3534190
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5715 Will Clayton Parkway, #6572
Humble, TX 77338
(Address of Principal Executive Offices)
 _______________

210-401-7667
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009:  182,284,000 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
March 31, 2009
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

SIGNATURE

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF DECEMBER 30, 2008 (AUDITED).

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$4,168	$33,950
Prepaid expenses	3,049	359
Total Current Assets	7,217	34,309

Property and Equipment, net	62,382	2,437

Intangible assets	275	275

Total Assets	$69,874	$37,021

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$35,967	$860
Accrued expenses	45,398	46,910
Loan payable - related party	-	3,803
Total Current Liabilities	81,365	51,573

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
182,284,000 and 181,940,000 shares issued and outstanding, respectively	182,284	181,940
Additional paid-in capital	151,534	128,078
Subscription receivable	-	(67,750)
Deficit accumulated during the development stage	(345,309)	(256,820)
Total Stockholders' Deficiency	(11,491)	(14,552)

Total Liabilities and Stockholders' Deficiency	$69,874	$37,021

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Period From December 9, 2005 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Operating Expenses
General and Administrative	$18,934	$250	$84,394
Professional Fees	15,555	-	26,880
Compensation	54,000	-	97,549
Total Operating Expenses	88,489	250	208,823

Loss from Operations	(88,489)	(250)	(208,823)

Other Expense
Interest Expense	-	-	(31)
Total Other Expense	-	-	(31)

Provision for Income Taxes	-	-	-

Net Loss	$(88,489)	$(250)	$(208,854)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	182,247,733	400,000

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from December 9, 2005 (Inception) to March 31, 2009

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)		(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	(300)

Net loss	-	-	-	-	-	(1,450)	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	(1,750)

Net loss	-	-	-	-	-	(1,400)	-	(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-

In kind contribution of rent	-	-	-	-	2,913	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	4,400

Net loss	-	-	-	-	-	(117,115)	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	6,000

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	67,750

In kind contribution of rent	-	-	-	-	3,150	-	-	3,150

Net loss for the period ended March 31, 2009	-	-	-	-	-	(88,489)	-	(88,489)

Balance March 31, 2009, UNAUDITED	-	$-	182,284,000	$182,284	$151,534	$(345,309)	$-	$(11,491)

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

	For the Three Months Ended		For the Period From December 9, 2005 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(88,489)	$(250)	$(208,854)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	211	-	338
Stock offering costs	(850)	-	(850)
In kind contribution of rent	3,150	-	6,063
Stock issued for services	6,000	-	54,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,690)	-	(3,049)
Increase accounts payable	35,107	-	35,967
(Decrease)/Increase in Accrued Expenses	(1,512)	250	45,398
Net Cash Used In Operating Activities	(49,073)	-	(70,987)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of equipment	(60,156)	-	(62,720)
Net Cash Used In Investing Activities	(60,156)	-	(62,995)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	18,503
Repayment of stockholder loans	(3,803)	-	(18,503)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of stock, net of subscriptions receivable	15,500	-	133,750
Proceeds from collection of stock subscription	67,750	-	-
Net Cash Provided by Financing Activities	79,447	-	138,150

Net Decrease in Cash	(29,782)	-	4,168

Cash at Beginning of Period	33,950	-	-

Cash at End of Period	$4,168	$-	$4,168

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$258		$136,713

See accompanying notes to condensed unaudited financial statements

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

So Act Network, Inc. (f/k/a) 43010 Inc.) (the "Company") was incorporated in Delaware on December 9, 2005. The Company is currently in the development stage and plans to create search technologies within an online networking platform.

On October 15, 2008 the Company Changed its name to So Act Network, Inc.

(B) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(F) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  The Company had no revenue for three months ended March 31, 2009 and 2008, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in general and administrative expenses and totaled $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.

(H) Identifiable Intangible Assets

As of March 31, 2009 and 2008, $275 and $0, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually, or more frequently if impairment indicators arise.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(J) Income Taxes

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

 (K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(L) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material impact on the Company’s financial statements.

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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $345,309 for the period from December 9, 2005 (inception) to March 31, 2009, and has negative cash flow from operations of $70,987 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3     NOTE PAYABLE - SHAREHOLDER

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, the Company still owed $3,803 in principal to the principal shareholder and accrued interest of $31.  For the three months ended March 31, 2009 the shareholder loan balance has been repaid and the balance is $0. (See Note 7).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 4    PROPERTY AND EQUIPMENT

At March 31, 2009 and 2008, respectively,  property and equipment is as follows:

	March 31, 2009	March 31, 2008

Website Development	$61,185	$-
Software	400	-
Office Equipment	1,135	-

Less accumulated depreciation and amortization	(338)	-
	$62,382	$-

Depreciation expense for three months ended March 31, 2009 and 2008 was $211 and $0, respectively.

NOTE 5     STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005 the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company.  As a result of the forward split, the 100,000 shares were increased to 400,000 shares.  (See Note 5(C)).

For the year ended December 31, 2008 the Company issued 473,000 shares of common stock for cash of $118,250, of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares (See Note 5(C)).

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares (See Note 5(C)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares (See Note 5(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares (See Note 5(C)).

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares (See Note 5(C)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares (See Note 5(C)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares (See Note 5(C)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares ((See Note 5(C) and 7).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares (See Note 5(C)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares (See Note 5(C)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares (See Note 5(C)).

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares (See Note 5(C)).

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009 (See Note 6(B)).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares (See Note 5(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(C) Stock Split Effected in the Form of a Stock Dividend

On January 16, 2009, the Company's Board of Directors declared a four-for-one stock split to be effected in the form of a stock dividend.  The stock split was distributed on January 16, 2009 to shareholders of record.  A total of 136,713,000 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

(D) Amendment to Articles of Incorporation

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

(E) In Kind Contribution

During the fourth quarter of 2008, a former shareholder of the Company paid $4,400 of operating expenses on behalf of the Company.

During the fourth quarter of 2008, the principal shareholder contributed office space with a fair market value of $2,913 (See Note 7).

For the three months ended March 31, 2009, the principal shareholder contributed office space with a fair market value of $3,150 (See Note 7).

NOTE 6     COMMITMENTS

(A) Employment Agreement

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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(B) Consulting Agreement

On January 19, 2009, the Company entered into a consulting agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desire to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and was used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share) (See Note 5(B)).  As a result of the forward split, the 20,000 shares increased to 80,000 shares (See Note 5(C)).

On January 20, 2009, the Company entered into a service agreement with a transfer agent to become the Company's transfer agent for the purpose of maintaining stock ownership and transfer records for the Company.

NOTE 7     RELATED PARTY TRANSACTIONS

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided (See Note 5(B)).  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares (See Note 5(C)).

On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 6(A)).

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand. As of December 31, 2008, the Company owed $3,803 in principal to the principal shareholder and accrued interest of $31.  For the three months ended March 31, 2009 the shareholder loan balance has been repaid and the balance is $0 (See Note 3).

During the fourth quarter of 2008, the principal shareholder contributed office space with a fair market value of $2,913 (See Note 5(E)).

For the three months ended March 31, 2009, the principal shareholder contributed office space with a fair market value of $3,150 (See Note 5(E)).

NOTE 8     SUBSEQUENT EVENT

On May 11, 2009 the Company received $9,500 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008.

On October 2008, we became a development stage company focused on creating an Internet search engine and networking website. Our technologies are being designed to provide people with an internet platform to discuss solutions for major problems, such as poverty, violence, pollution, energy shortage, lack of education, inadequate health care, cancer and heart disease, etc. We believe our network and purpose are complementary with the goals, missions and agenda of President Obama and Change.Org.

We believe that solutions could eventually be developed in So Act Network that could have the potential to improve our planet, while adding new industries, jobs and economies of scale.

We plan to generate revenues through membership fees from problem solvers who need a place to network and we believe we can also sell ads to green, environmentally -friendly companies that could benefit from reaching this type of defined audience.

Plan of Operation

We   believe we will be able to generate revenue in the future from low membership fees of between $2 and $10 per member per month from problem solvers as well as pay-per-click targeted advertising from green, eco-friendly companies who could find value in the type of socially conscious consumer who frequents our search engine and wants to solve problems in our network.

We believe there is a social and professional demand for our network.   Our plan is to draw our customer bases from two groups of audiences. The first group is categorized as socially conscious innovators, inventors, scientists, explorers, investors and creative thinkers developing legitimate world-improving solutions. The second group is categorized as socially conscious, social investing, prosocial business, green and eco-friendly companies who can advertise their existing solutions to targeted consumers within our network.

During the next twelve months, we anticipate the need for capital to fund So Act Network’s two primary business development activities. The first need is for the development of the So Act Network and the So Act Search Engine and second is for the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $ 76,000 and no more than $108,000. While we will likely seek a second 506D private placement within the next 12 months, in the meantime we will rely on additional capital infusions from our CEO, Greg Halpern, until such time as our Registration Statement becomes effective and that the market provides a positive outlook for additional funding potential. Mr. Halpern is prepared to continue to loan money to us as necessary at current prime rate and to continue to accrue salary that cannot be paid at the present time due to the need to devote any available funds to the aforementioned requirements. If we are able to launch the So Act Network as anticipated during the third calendar quarter of 2009, we  hope to generate enough revenue to become cash flow positive by fiscal year end of 2009.  Delays in the effectiveness of our registration statement will result in delays in additional funding which will slow down the pace at which aforementioned goals can be achieved. As these variables are not predictable, so then are the anticipated timings to get to market not predictable if funding is delayed due to being in the registration process and in a quiet period for an extended period with the inability to conduct any funding of the company.

As of the date of this filing, we are entering phase two of the development of the So Act Network platform and believe it can have an online version for beta testing on or before June 2009. Development of the final version will then continue on throughout the summer of 2009 until enough consumer feedback has been obtained and the appropriate improvements made to achieve a fully functional network.

As of the date of this filing, we do not expect to purchase or sell any plant or significant equipment or increase our number of employees in the next 12 months.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Quarters Ended March 31,
	2009	2008

Operating Expenses
General and Administrative	$18,934	$250
Professional Fees	15,555	-
Compensation	54,000	-
Total Operating Expenses	88,489	250

Loss from Operations	(88,489)	(250)

Other Expense
Interest Expense	-	-
Total Other Expense	-	-

Provision for Income Taxes	-	-

Net Loss	$(88,489)	$(250)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	182,247,733	400,000

For the Quarter ended March 31, 2009 and for the Quarter ended March 31, 2008

General and Administrative Expenses: Our general and administrative expenses were $18,934 for the first fiscal quarter of 2009 and $250 for the first quarter of 2008, representing an increase of $18,684 as a result of our expenses on advertising which include the cost of public relations activities, stock issued for services, and other expenses associated with the private placement memorandum.

Professional Fees: Our professional fees were $15,555 for the first fiscal quarter of 2009, compared to $0 for the first quarter of 2008, representing an increase of $15,555 as a result of our payment to an increase in the expenses associated with the preparation of our financial statements and regulatory filings.

Compensation: Our compensation expenses were $54,000 for the first fiscal quarter of 2009 and $0 for the first quarter of 2008, representing an increase of $54,000 as a result of our payment of monthly compensation to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement with we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the first quarter of 2009 was $88,489, compared to $250 for the first quarter of 2008. The increase in net loss was the result of the substantial increase in our operating expenses.

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $345,309 for the period from December 9, 2005 (inception) to March 31, 2009, and have negative cash flow from operations of $70,987 from inception.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, or generating sufficient revenues to operate profitably. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

From our inception through March 31, 2009, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

For the fiscal year ended December 31, 2008, we received $18,803 from Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we owed $3,803 in principal and $31 in accrued interest. For the three months ended March 31, 2009 the shareholder loan balance has been repaid and the balance is $0.  Mr. Halpern expects to continue to provide financing to the Company on an as-needed basis but there is no assurance that he will be able to continue to provide such funding into the future.  There is no contractual obligation on the part of Mr. Halpern to continue to fund our operations.

During the next twelve months, we anticipate the need for capital to fund So Act Network’s two primary business development activities. The first need is for the development of the So Act Network and the So Act Search Engine and second is for the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. While we will likely seek a second 506D private placement within the next 12 months, in the meantime we will rely on additional capital infusions from our CEO, Greg Halpern, until such time as our Registration Statement becomes effective and that the market provides a positive outlook for additional funding potential. Mr. Halpern is prepared to continue to loan money to us as necessary at current prime rate and to continue to accrue salary that cannot be paid at the present time due to the need to devote any available funds to the aforementioned requirements. If we are able to launch the So Act Network as anticipated during the third calendar quarter of 2009, we  hope to generate enough revenue to become cash flow positive by fiscal year end of 2009. Delays in the effectiveness of our Registration Statement will result in delays in additional funding which will slow down the pace at which aforementioned goals can be achieved.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended March 31, 2009 and 2008, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

SO ACT NETWORK, INC.

Date: May 14, 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director