Form 10-K/A
period 2008-12-31
So Act Network, Inc.
filed 2009-07-17
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

Amendment Number 1 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of March 30, 2009, the registrant had 182,284,000 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.           BUSINESS

Description of Our Business

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010 , Inc to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008.On October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.   Our website domain name is www.soact.net.

We have a preliminary website up and running, however, it is not yet fully functional. We anticipate that our products, including, but not limited to, search engine, message board, chat room, media warehouse, advertisement, and web & news, will be fully functional and offered to users on or before June 30, 2009.  The following is a visual of our website search feature and what users will interface with when they visit our site.

Our website domain name is www.soact.net.  We have a preliminary website up and running, however, it is not yet fully functional.  Because of the early stage of our business, we are not in a position to offer any of our products. We anticipate that our search engine, message board and ability for users to post blogs will be fully functional and offered to users on or before June 30, 2009.  The following is a visual of our website search feature and what users will interface with when they visit our site.

SoAct - Social Action Network - Windows Internet Explorer
http://67.16.94.3/index.php
File Edit View Favorites Tools Help
SoAct - Social Action Network
So act!
Social Action Network
Nearly all men can stand adversity, but if you want to test a man's character, give him power.
- Abraham Lincoln
Investors
Privacy
Suggest
©Copyright 2009 SoActNetwork, Inc. All Rights Reserved
Logout
2 Columns | 3 Columns
Conversations
New Edit Clone
Conversations People Groups Web News
Preferences Information Media Press Alerts
Search
Requests
Unread
Subject
Sender
Date
Connection accepted
mwells
06.28.09
Connection accepted
legaleagle
06.27.09
Connection request
legaleagle
06.27.09
Connection accepted
manager
06.27.09
I'd like to talk with you about your groups
TessTheMusic
06.26.09
Next
Connection accepted
manager: cool picture Matt like a superhero
Received on (Saturday, June 27, 2009, 7:31:17 PM)
mwells: thanks, goof
Web
Close Edit Clone
Window color
Media
Edit Clone
Groups
New Edit Clone
Conversations People Groups Web News
Preferences Information Media Press Alerts
Search
My Groups
Name
Created
smjoin
Vegan Mainstreet
06.26.09
smjoin
Handmade with Love
06.26.09
smjoin
Truth On Earth
06.26.09
smjoin
Better Vision
06.26.09
Conversations
New Edit Clone
Press
Close New Edit Clone
Conversations People Groups Web News
Preferences Information Media Press Alerts
Release Title
Release Body
About Author
Permissions
Accessible by Everybody?
Yes No
Accessible by My Connections?
Yes No
Accessible by Users?
List users
Accessible by Groups?
List groups
Error on page.
Internet | Protected Mode: Off
100%
SoAct - Social Actio...
7:40 AM

We do not currently have any subscribers nor do we have any revenue from advertising.  We will also be notifying some organizations that are in line with our goals to let them know of our site and how we can help them expand and get their message to as many people as possible.  Once we begin getting subscribers, we will then look to enter into advertising contracts and produce advertising revenue.

We have no current clients for advertising but believe that we will be able to secure advertisers who pay for clicks on ads that represent their products or services being advertised to So Act Members who opt-in to see those ads.

We plan to generate revenue from low membership fees of between $2 to $10 per-member-per-month. We believe there is a large number of people in the world who are actively working to solve problems and our website will bring them together.  We also believe we can sell pay-per-click advertising to green, eco-friendly companies who could find potential value in reaching the type of socially conscious consumers and problem solvers that we feel will use our search engine and network.

We only began our operations on October 8, 2008 when we purchased the Form 10 company from the previous owners.  Since that date, we have completed a financing to raise initial start-up money for the building of our website and to start our operations.  Additionally, we have been working to build our So Act website, user interface and search engine so we can begin attracting subscribers and building support for our site.

We launched the live site of So Act Search Engine and So Act Network on June 30, 2009. Gigablast, Inc. (the “Gigabalst”), our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition to this Amendment with Gigablast, we issued 80,000 shares of our common stock to Matt Wells, the CEO of Gigablast, as compensation for the website platform design services rendered to us in the first quarter of 2009.  We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. With Gigablast’s service fees reduction and the loans from Mr. Greg Halpern, we believe until we are able to achieve profitable operations, we do not need additional capital to fund our business operations and development. However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. Although we believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, we may need additional financing if the additional expenses exceed our budget and/or Mr. Halpern cannot fulfill his obligations under the Credit Line Agreement.

We believe this would be sufficient cash because, on June 25, we pre-paid Gigablast $6000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees were to apply if we had millions of users accessing our network millions of times per day. In the best case scenario it will take close to a year to achieve that type of customer usage and traffic at Gigiblast Servers. So we do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for.  On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only,  our Web tool which allows ads to be opted in or out and provides only the top ten results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

We anticipate approximately $15,000 more between July and August for completion of all the design work. Other than that, we do not foresee any other expenses with Gigablast.

This leaves only the cost of operations (which is primarily salary and the expense of being public). This equals all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

Service Agreement

On January 19, 2009, we engaged Gigablast, Inc, a Delaware corporation, as the So Act Engine and Network developer. Pursuant to the Gigablast Professional Service Agreement,   Gigablast will provide us professional services according to our specifications, including, but not limited to:

•	Establish a user accounting system.
•	Create the ability for one user to connect to another as a "friend''

•	Create the ability for a user to create and moderate groups which other users can join, with permission from the creator
•	Create the ability for one user to connect to another as a "friend''

•	Create the ability to message all members of a group.
•	Establish a private email module

•
Create a commerce module to charge users $40/Year to become members and thus belong to the "member" group. Commerce module should connect to a billing service to conduct the actual transaction. PayPal should be supported. Module should record all transactions and make them easy to view

•	Create a permission system so a user can control permissions for his/her pages and files based on groups or individual users

•
Create an Inspirational module to display one of 365 personal and life wisdom success items (quotations, uplifting thoughts, etc.). Only available to members. There might already be a module for this in elgg.com, etc.

•
Create Page Builder Module. Make it easy to create a page describing an Initiate. Initiative (kind of like a business plan) includes information on the following topics: Objective, Management, Resources, and Requirements. Select a stock clip art icon for each topic and then fill in the blanks. Consider using a "drag & drop" of the clip art so it seems slick

•	Establish an alert module to email and message a user when new results match his/her query. Used to aid in connecting users. One user may have certain resources that another user requires.
•	Allow creation of other pages and files that go into more detail about the initiative but are meant only for non-public groups.

•
Show search results from within the network on top of web search results, but only for members. Non-members do not get to search the network. Allow user to keep searching on either the network or the web exclusively by providing separate "Next 10" links.

•
Host the social network service on a single machine using raid level 1. Backup the server on a nightly basis to another server located 100 ft. or more away in a different. room. The social network service servers are separate from the search engine servers.

After Gigablast completes developing the So Act Network and Engine, they will be responsible for maintaining our server and platform in accordance with the following fee table

Up to This Many 25KB Documents in Index (In Millions)	Max 25KB Pages Downloaded Per Day (In Millions)	Max Typical Queries Per Day	Flat Monthly Fee
25	1	4,000,000	$3,000
50	2	4,000,000	$4,500
100	4	4,000,000	$6,750
200	8	4,000,000	$10,125
500	16	4,000,000	$15,187
1000	30	4,000,000	$22,781
2000	50	4,000,000	$34,171
5000	100	4,000,000	$49,257

Our Product

We are developing a Search Engine and networking website for individuals and organizations.  We believe our networking website will help people find others who have the similar interest.

The So Act Network has a zero-spam communication tool called “Conversations” that combines email and real-time chat with security and archiving. By cloning the “Conversation” tool, a user can have as many simultaneous conversations going as he or she wants. For example, when such user is having a conference meeting with several likeminded people, such user use the “Clone” tool to create additional conversation boxes to chat with other friends or family members. The “People” tool archives all the people a user knows, meets and interacts with on the So Act Network. The “Group” tool allows likeminded people to form unique groups focused on specific problems. The first ten (10) groups that a user can create are free of charge. The “Press Club” tool allows a user to release news to AP, Yahoo, Top 100 Radio, TV and Print Media, Top 50 information sites, Top 50 Blogs, Top 50 Social Networks, and people such user has interacted with on the So Act Network.

The So Act Search Engine has a function to filter out irrelevant search results and provide a user with ten most relevant results. Advertisements in the search engine are optional, and related to the exact words searched. So with respect to advertisements, a user can choose to opt in or out anytime.

Marketing

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

The only marketing we are doing right now is word of mouth. We are notifying everyone we know about this website and asking for their comments and feedback. We are also hoping that they help by telling their friends and family about the website and what it offers.

In the future and as we grow, we will target our two groups of audiences by targeting not-for-profits that have missions similar to our goals and missions. We will contact these organizations by email, regular mail and phone calls. We will also set-up meetings with each organization and give a presentation to their members to garner support for our website. We hope that they will partner with us to help market our website and business goals.

Competition

We are not aware of any other specific web-based companies that closely resemble the business model and features we are developing. Therefore, we see ourselves in a niche market that has very few competitors.

There are other internet search engines and networking sites but they are all much larger and cater to the broader market.  We are strictly focused on the person who wants to address the world’s problems.  Therefore, we do not expect to compete with the other search engines or networking sites because users who want to address the world’s problems will come to our website and users who want to surf the web or meet people in general will not be interested in visiting our site.

Intellectual Property

We received a Registered Trademark No. 3,626,525 on May 26, 2009 from the U.S. Patent and Trademark Office, for the name So Act which is now reflected at our website SoAct.net in the form of a circled R and throughout any of our web based marketing materials whereever our logo appears.   Our Search Engine and Network platform contain certain trade secrets, however, the Company has no specific state or federal protections for its trade secrets. To the best of our ability we intend to keep certain proprietary aspects of our technology as trade secrets that we feel are unique and may provide future market advantages.  At this time we do not plan to seek any other specific Intellectual Property protections. Our intellectual property is not being relied on as a protection against competition.

At this time, we do seek to obtain copyright protection on our name and certain other parts of our website.  However, we do not expect to seek patents for our platform or technologies.

Research and Development

Over the last two fiscal years, we have spent approximately 416 hours on the development of our website and our business plan and have contributed over 1110 hours to the development of the network platform.  We have not spent any time on any research, except for the time we spend showing individuals our website and asking for feedback which consists of approximately 2 hours per week.

Employees

Greg Halpern is our sole employee.  We do not have any other full- or part-time employees.  Until such time as we begin generating revenues, we do not anticipate a need to hire additional employees.

We are a publicly reporting company under the Exchange Act and are required to file periodic reports with the Securities and Exchange Commission.  The public may read and copy any materials you file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and state the address of that site (http://www.sec.gov).  In addition, you can obtain all of the current filings at our internet website at www.soact.net.

Milestones for the Next Twelve Months

Over the next twelve months, we hope to grow our member database.  Our site has been launched and now we are focusing on marketing our website and increasing our number of members.  Over the next twelve months we hope to sign-up 100,000 subscribers and have 5 advertisers who regularly place ads on our website.  We do not expect significant financial requirements in growing our members or attracting advertisers, however, any additional expenses necessary will be funding by loans from Mr. Halpern based on the line of credit.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

Office Arrangements and Operational Activities

We do not have a principal business office. We are renting our Texas location, located at 5715 Will Clayton Parkway, #6572, Humble, TX 77338 from a business service corporation on a month-to-month basis The office provides us with general office services such as mail, phone, fax, shipping and receiving capabilities. There is no shareholder that contributes the space. We do not have a lease with the business service corporation. Within one year, we plan to move our operation to a permanent office in Texas or New Mexico, However, as of the date of this registration statement, we have not actively searched for an office location. The day-to-day operations are conducted in Illinois where Mr. Halpern resides part-time.  The Illinois office is a mobile RV office which Mr, Halpern utilizes at his own expense to travel the continental United States following the activities of various solution makers.  When Mr. Halpern is traveling in his RV, there is no one who is occupying or working out of the principal business office in Humble, Texas.

Our search engine and network platform was launched  on June 30, 2009 and was built at and located in Albuquerque, New Mexico. Gigablast, our third party web hosting vendor located in Albuquerque, New Mexico, is responsible for developing and maintaining our search engine and network pursuant to the Professional Service Agreement. The platform is supported by minimal hardware for 100,000 servers with databases scalable to 200 billion web pages which represents Gigablast total capacity. We currently have no obligation to the New Mexico location to lease servers or space. Upon completion of the development of our platform, we will pay hosting for service to all users of our search engine and network on a bandwidth cost basis commensurate with market rates.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008.On October 2008, we became a development stage company focused on creating an Internet search engine and networking website. The live So Act Search Engine and So Act Network was launched on June 30, 2009.

The So Act Network has a zero-spam communication tool called “Conversations” that combines email and real-time chat with security and archiving. By cloning the “Conversation” tool, a user can have as many simultaneous conversations going as he or she wants. For example, when such user is having a conference meeting with several likeminded people, such user use the “Clone” tool to create additional conversation boxes to chat with other friends or family members. The “People” tool archives all the people a user knows, meets and interacts with on the So Act Network. The “Group” tool allows likeminded people to form unique groups focused on specific problems. The first ten (10) groups that a user can create are free of charge. The “Press Club” tool allows a user to release news to AP, Yahoo, Top 100 Radio, TV and Print Media, Top 50 information sites, Top 50 Blogs, Top 50 Social Networks, and people such user has interacted with on the So Act Network.

The So Act Search Engine has a function to filter out irrelevant search results and provide a user with ten most relevant results. Advertisements in the search engine are optional, and related to the exact words searched. So with respect to advertisements, a user can choose to opt in or out anytime.

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

The live So Act Search Engine and So Act Network was launched on June 30, 2009. Gigablast, Inc. (the “Gigabalst”), our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grantsGigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition, we have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. With Gigablast’s service fees reduction and the loans from Mr. Greg Halpern, we believe until we are able to achieve profitable operations, we do not need additional capital to fund our business operations and development. However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.  In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us sufficient financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs.

We believe this is sufficient to cover fund our operations for the next year because, on June 25, we pre-paid Gigablast $6000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees were to apply if we had millions of users accessing our network millions of times per day. In the best case scenario it will take close to a year to achieve that type of customer usage and traffic at Gigiblast Servers. So we do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for.  On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only,  our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

We anticipate approximately $15,000 more between July and August for completion of all the design work. Other than that, we do not foresee any other expenses with Gigablast.

This leaves only the cost of operations (which is primarily salary and the expense of being public). This includes all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus .

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

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $ 256,820 for the period from December 9, 2005 (inception) to  December 31, 2008 , and have negative cash flow from operations of $ 21,914 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through  December 31, 2008 , our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

For the fiscal year ended December 31, 2008, we received $18,803 from Mr. Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we owed $3,803 in principal and $31 in accrued interest.  During the three months ended March 31, 2009 the shareholder loan balance has been repaid and the balance is $0.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans are due upon demand and accrue interest at the prime rate of 3.25%.

We have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. With Gigablast’s service fees reduction and the loans from Mr. Greg Halpern, we believe until we are able to achieve profitable operations, we do not need additional capital to fund our business operations and development.

However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.

We believe this credit line will be sufficient because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees were to apply if we had millions of users accessing our network millions of times per day. In the best case scenario it will take close to a year to achieve that type of customer usage and traffic at Gigiblast Servers. So we do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

We anticipate approximately $15,000 more between July and August for completion of all the design work. Other than that, we do not foresee any other expenses with Gigablast.

This leaves only the cost of operations (which is primarily salary and the expense of being public). This includes all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

As stated above, we do not expect significant cash needs other than our regulatory filing needs (including, legal, accounting and filing fees).  As of July 1, 2009, our cash balance is $15,435.  We do not expect to pay any salary because the only salary that we have is Mr. Halpern’s salary of $18,000 per month and that is being deferred.  Additionally, we do not expect to have any additional general & administrative expenses other than rent in the amount of $100 per month for the next twelve months ..

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
WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of So Act Network, Inc. (F/K/A 43010, Inc.) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the the year ended December 31, 2007 and the period from December 9, 2005 (inception) through December 31, 2007 . These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of So Act Network at December 31, 2007 and the results of its operations and its cash flows for the twelve months then ended December 31, 2007 and the period from December 9, 2005 (inception) through December 31, 2007 ,in conformity with U.S. Generally Accepted Accounting Principles.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 3008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 3008, the Company’s internal control over financial reporting was effective.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of July 17 , 2009 is as follows:

NAME	AGE	POSITION

Greg Halpern	51	President, Chief Executive Officer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern

Greg Halpern is the founder of So Act Network, Inc. From 1997 to 2001 Mr. Halpern was the CEO of Circle Group Internet, Inc. (CRGQ: OTCBB). From 2002 to 2005, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN, formerly CRGQ.OB) and continued to be the CEO after it changed its name to Z-Trim Holdings Inc. (AMEX: ZTM) from 2006 - 2007. Circle Group was a venture capital firm for emerging technology companies which provided small business infrastructure, funding and intellectual capital to bring timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life improving technologies and bringing these products to the marketplace. In 2003, Mr. Halpern and his wife founded an unincorporated non-profit organization “People for Ultimate Kindness Toward All Living Creatures on Earth” whose purpose is and has been to identify problems on earth and those who are working to solve them. The Ultimate Kindness is a non-profit organization independent from the So Act Nework. The Ultimate Kindness and the So Act Network share no financial interest or otherwise. In 2007, Mr. Halpern resigned from his position at Z-Trim Holdings and took a one (1) year sabbatical from business touring the Continental United States in his RV with his family. Currently, Mr. Halpern serves as the president, Chief Executive Officer and Chief Financial Officer of So Act Network, Inc, and devotes approximately 50 hours each week to the management and operations of So Act Network.

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

Employment Agreements

Mr. Greg Halpern, our President, CEO and CFO, entered into an Employment Agreement with us on October 13, 2008.   Pursuant to the Employment Agreement, the term of the employment shall be for a period of ten (10) years commencing on October 13, 2008. The term of this Employment Agreement shall automatically be extended for additional terms of one (1) year each unless either party gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the end of the 10 years. Subject to the terms of the Employment Agreement, we shall pay Mr. Halpern eighteen thousand dollars per month as compensation for his services rendered as provided in the Employment Agreement. In addition to the base salary, Mr. Halpern shall be entitled to a monthly commission equal to 10% of all of our sales. The Employment Agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008, and is incorporated here within by reference .

Other than Greg Halpern, we do not have any other employees.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of  July 17 , 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On December 20, 2008, we issued 4,000 shares of common stock to Serena Halpern for the web design services provided to us in late 2008. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. After the completion of a 4 for 1 forward split of our common stock on January 16, 2009, the 4,000 shares were increased to 16,000 shares.  Serena Halpern is the daughter of Greg Halpern. The services provided were preparation of the Company Logo design which is now a registered Trademark, and all three designs and redesigns of the Company web site including the current version in use by So Act and its members. The Company believes the fee to Ms. Halpern, which consisted of $1,000 paid in restricted stock at $0.25 cents per share is comparable to third party providers of web services of comparable experience and expertise.

During the fourth quarter of 2008, Greg Halpern contributed office space with a fair value of $2,913 . On October 14, 2008, we issued 44,900,000 shares of common stock of to Mr. Greg Halpern for his services rendered.   The shares were issued as founder’s shares for running the business and beginning its operations.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  After the completion of a 4 for 1 forward split of our common stock on January 16, 2009, the 44,900,000 shares were increased to 179,600,000 shares.

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

Dated: July 17 , 2009

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
        Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	July 17 , 2009
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)