Form 10-Q/A
period 2009-03-31
So Act Network, Inc.
filed 2009-07-17
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

For the fiscal year ended December 31, 2008, we received $18,803 from Mr . Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we owed $3,803 in principal and $31 in accrued interest. For the three months ended March 31, 2009 the shareholder loan balance has been repaid and the balance is $0.

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

As stated above, we do not expect significant cash needs other than our regulatory filing needs (including, legal, accounting and filing fees).  As of July 1, 2009, our cash balance is $15,435.  We do not expect to pay any salary because the only salary that we have is Mr. Halpern’s salary of $18,000 per month and that is being deferred.  Additionally, we do not expect to have any additional general & administrative expenses other than rent in the amount of $100 per month for the next twelve months.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November  15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement .

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the three months ended March 31, 2009 and 2008 , respectively.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In a private placement completed on January 28, 2009, we issued a total of 2,284,000 shares of our common stock, par value $.001 per share, to 42 investors. Specifically, 37 investors purchased 2,140,000 shares of our common stock at $.0625 per share for an aggregate purchase price of $133,750. The remaining five (5) investors received a total of 144,000 shares as compensation for services rendered. The issuance of our common stock in connection with the private placement was in accordance with Regulation D Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, and the issuance of common stock for services rendered was exempted by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 28, 2009, without soliciting proxies or consent, our majority shareholder approved an amendment to our Certificate of Incorporations of to increase the authorized capital stock to Two Hundred and Sixty Million (260,000,000) shares, of which Two Hundred and Fifty Million (250,000,000) shares will be common stock, par value $.001 per share, and Ten Million (10,000,000) shares will be preferred stock, par value $.001 per share.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SO ACT NETWORK, INC.

Date: July 17 , 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director