Form 10-K/A
period 2008-12-31
So Act Network, Inc.
filed 2009-07-30
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

Amendment Number  2  to
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51886

SO ACT NETWORK, INC.
(Exact name of issuer as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5715 Will Clayton Parkway, #6572 Humble, TX	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

We have a preliminary website up and running. We are continuing to update and maintain certain areas of the website, including, but not limited to, search engine, message board, chat room, media warehouse, advertisement, and web & news, but as of June 30, 2009 the website was fully functional and users could register . The following is a visual of our website search feature and what users will interface with when they visit our site.

Our website domain name is www.soact.net. We have a preliminary website up and running which is fully functional. As of June 30, 2009, our website and search engine, message board and ability for users to post blogs was fully functional and offered to users. The following is a visual of our website search feature and what users will interface with when they visit our site.

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

We only began our operations on October 8, 2008 when we purchased the Form 10 company from the previous owners.  Since that date, we have completed a financing to raise initial start-up money for the building of our website and to start our operations.  Additionally, we have been working to build our So Act website, user interface and search engine so we can begin attracting subscribers and building support for our site. We launched the live site of So Act Search Engine and So Act Network on June 30, 2009. Gigablast, Inc. (the “Gigabalst”), our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition to this Amendment with Gigablast, we issued 80,000 shares of our common stock to Matt Wells, the CEO of Gigablast, as compensation for the website platform design services rendered to us in the first quarter of 2009. We issued the shares to Matt Wells pursuant to a separate independent contractors agreement that we entered into for his personal services to the Company. Pursuant to this independent contractor agreement, Matt Wells agreed to provide his consulting services in designing and implementing the website in exchange for 80,000 shares of Company common stock. A copy of the independent contractor agreement is attached as Exhibit 10.11 to this Amendment Number 4 to the Registration Statement on Form S-1. We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. Additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. Although we believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, we may need additional financing if the additional expenses exceed our budget and/or Mr. Halpern cannot fulfill his obligations under the Credit Line Agreement.

We believe this would be sufficient cash because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply if we had one million or more users accessing our network on a daily basis. So we do not anticipate other hosting fees for at least the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam-no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

There will not be a charge for a general user to create a membership and that member will be permitted to access certain areas of the site, including review posts and search the general sections of the site. However, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the members network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a members network will be a fee of $5 per month. Also, if the member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a membership fee of $2 per month for the membership and then an additional $5 for each press release issued.

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
Milestones for the Next Twelve Months

Over the next twelve months, we hope to grow our member database and begin generating revenue . Our site has been launched and now we are focusing on marketing our website and increasing our number of members. We do not expect significant financial requirements in growing our members or attracting advertisers, however, any additional expenses necessary will be funding by loans from Mr. Halpern based on the line of credit.

In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us sufficient financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs. Over the next twelve months, we hope to: (i) upgrade the website to begin enrolling members for the pay services; (ii) generate revenue through advertisers; and (iii) join-up 10,000 members.

We expect that we will have the website finalized to allow members to pay for upgraded services by October 2009. It is expected that it will cost approximately $15,000 to finalize this feature on the website. This will be paid for by Mr. Halpern through loans to the Company.

Over the next twelve months, we also expect to attract advertisers to our website. This will not cost any money but will take time because we will rely on our increasing customer base to attract advertisers. Therefore, it is not expected that we will need additional funding to bring in advertising revenue. We do not anticipate paying any money for advertising of So Act Network.

We also expect to join up 10,000 new members over the course of the next twelve months. We hope to be able to attract these new members by word of mouth advertising and by utilizes free methods of advertising on the world wide web via Facebook, twitter, etc. We do not expect to spend any money in advertising to attract new members.

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

There will not be a charge for a general user to create a membership and that member will be permitted to access certain areas of the site, including review posts and search the general sections of the site. However, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the members network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a members network will be a fee of $5 per month. Also, if the member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a membership fee of $2 per month for the membership and then an additional $5 for each press release issued.

The So Act Search Engine has a function to filter out irrelevant search results and provide a user with ten most relevant results. Advertisements in the search engine are optional, and related to the exact words searched. So with respect to advertisements, a user can choose to opt in or out anytime.

Plan of Operation

Our initial membership to join So Act Network is free but we will be charging a fee to users for upgraded services. Such as, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the member’s network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a member’s network will be a fee of $5 per month. Also, if a member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a fee of $2 per month for the membership and then an additional $5 for each press release issued. We believe we will be able to generate revenue in the future from low membership fees of between $2 and $10 per member per month from problem solvers as well as pay-per-click targeted advertising from green, eco-friendly companies who could find value in the type of socially conscious consumer who frequents our search engine and wants to solve problems in our network.

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

The live So Act Search Engine and So Act Network was launched on June 30, 2009. Gigablast, Inc. (the “Gigabalst”), our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition, we have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. Additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC. In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us sufficient financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs.

We believe this is sufficient to cover fund our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis . We do not anticipate other hosting fees for at least the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $256,820 for the period from December 9, 2005 (inception) to December 31, 2008 , and have negative cash flow from operations of $ 21,914 from inception.

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

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans are due upon demand and accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate.

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

However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.

We believe this credit line will be sufficient because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis . We do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share). As a result of the 4 for 1 forward stock split (the “Forward Split”), the 100,000 share were increased to 400,000 shares ($0.00025/share) (see Note 5(C)).

For the year ended December 31, 2008, the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable and collected in January 2009 (See Note 8(F)). As a result of the Forward Split, the 473,000 shares were increased to 1,892,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

(B) Stock issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided (See Note 7). As a result of the forward split (the “Forward Split”), the 44,900,000 shares were increased to 179,600,000 shares and the purchase price was similarly adjusted to $0.00025/share (see Note 5 (C)).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares  and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares  and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

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

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided (See Note 5(B)). As a result of the Forward Split, the 44,900,000 shares were increased to 179,600,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

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

(D)Stock issued for Cash

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share). As a result of the Forward Split, the 20,000 shares were increased to 80,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

SO ACT NETWORK, INC.
(F/K/A 43010, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).
On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share). As a result of the Forward Split, the 32,000 shares were increased to 128,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share). As a result of the Forward Split, the 2,000 shares were increased to 8,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share). As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

(E) Stock issued for Services

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services. As a result of the Forward Split, the 4,000 shares were increased to 16,000 shares and the purchase price was similarly adjusted to $0.0625/share (see Note 5 (C)).

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

During the fourth quarter of 2008, Greg Halpern contributed office space with a fair value of $2,913. On October 14, 2008, we issued 44,900,000 shares of common stock of to Mr. Greg Halpern for his services rendered.  The shares were issued as founder’s shares for running the business and beginning its operations.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  After the completion of a 4 for 1 forward split of our common stock on January 16, 2009, the 44,900,000 shares were increased to 179,600,000 shares.

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

Dated: July 30 , 2009

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
        Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	July 30 , 2009
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)