Form 10-Q/A
period 2009-03-31
So Act Network, Inc.
filed 2009-07-30
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.  2 to
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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(F) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is assured.  The Company had no revenue for three months ended March 31, 2009 and 2008, respectively.

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

NOTE 5     STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005 the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ( $0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share).   (See Note 5(C)).

For the year ended December 31, 2008 the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares ($0.0625/share). (See Note 5(C)).

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).   As a result of the forward split, the 20,000 shares were increased to 80,000 shares ($0.0625/share) (See Note 5(C)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 5(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 5(C)).

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares ($0.0625/share) (See Note 5(C)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).   As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 5(C)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares ($0.0625/share) (See Note 5(C)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 ((See Note 5(C) and 7).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 5(C)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 5(C)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 5(C)).

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 5(C)).

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009 (See Note 6(B)).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 5(C)).

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

There will not be a charge for a general user to create a membership and that member will be permitted to access certain areas of the site, including review posts and search the general sections of the site. However, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the members network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a members network will be a fee of $5 per month. Also, if the member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a membership fee of $2 per month for the membership and then an additional $5 for each press release issued .

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

We believe this is sufficient to cover fund our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for at least the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

We believe this credit line will be sufficient because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam-no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the three months ended March 31, 2009 and 2008, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All of the shares issued and purchase price have been adjusted to take in account the 4 for 1 forward stock split that was effectuated January 2009.

We were incorporated in the State of Delaware in December, 2005. On October 7, 2008, we issued 180,000,000 shares of our common stock to Mr. Greg Halpern, our President, CEO and Chairman for services rendered.

These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In connection with our private placement completed January 2009, we issued 2,140,000 shares of our common stock to 36 investors at $.0625 per share for an aggregate purchase price of $133,750 to the investors listed below.

We issued these shares in reliance on the safe harbor provided by Regulation D Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.  These stockholders who received the securities representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon our management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Name	Shares Beneficially Owned Prior To Offering
Dawn Sadler	16,000
Shari Barman Trust	8,000
Jane Stratton Trust	8,000
Beatrice Peak	16,000
Ilan Awerbuch	16,000
Bradley Schlachter	8,000
Linn Schlachter	8,000
Edward Halpern Trust	8,000
Dianne Halpern Trust	8,000
John Rekevics	8,000
Luis Arteaga	8,000
Dale Schirmer	80,000
Renee Schirmer	80,000
Timothy Litchfield	160,000
Esther Stearns	8,000
Jan Cohn Stearns	8,000
Brian T. Bowman	1,296,000
Dean Yizhong Deng	80,000
Susan Blackman	8,000
John W. Steinborn	24,000
Stephen Eisen	8,000
Steven Hashimoto	8,000
Rex M. Carroll	8,000
Robert Galliani	8,000
Karen Rosenberg	4,000
Marc Ledergeber	64,000
Renate Soderstrom	8,000
Jan Soderstrom	80,000
Wayne Criswell	8,000
Dan Maguire	16,000
Stephen R. Minkler	16,000
Vicky Davis	8,000
Gary Urista	8,000
Vera Fischer	16,000
Jaziba O’Brien	16,000
Victoria Galliani	8,000

On January 27, 2009, our board of directors authorized the issuance of 144,000 shares of our common stock to five (5) individuals (as provided in the table below) as compensation for their services rendered. Julian Tydelski has provided all audio engineering services for our web commercial, valued at $1,000.  His services were rendered and completed on June 10, 2009. Matt Wells, CEO of Gigablast, provided design services for the So Act Search Engine and Network, valued at $5,000, in the first quarter of 2009. Al Lautenslager provided the market research service, valued at $1,000, in the first quarter of 2009.  Daniel Ruchman will provide his market research services, valued at $1,000, in the second quarter of 2009. Serena Halpern completed her web design service, valued at $1,000, in late 2008. All of their shares were valued at the offering price of .0625 on a dollar for dollar basis. The following table illustrates the shares each of the five (5) individuals received as compensation for the abovementioned services:

Julian Tydelski	16,000
Al Lautenslager	16,000
Matt Wells	80,000
Daniel T. Ruchman	16,000
Serena Halpern	16,000

We issued the shares to the five (5) individuals in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions .

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

SO ACT NETWORK, INC.

Date: July 30 , 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director