Form 10-K/A
period 2008-12-31
So Act Network, Inc.
filed 2009-08-07
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

Amendment Number  3  to
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51886

SO ACT NETWORK, INC.
(Exact name of issuer as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5715 Will Clayton Parkway, #6572 Humble, TX	77338
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

Our website is up and running. We currently have 204 members registered on our website. Our web site has the following operational features: Conversations, Connect with People, List People, Review People, Start New Groups, View Groups, Join Groups, Interact with Groups, Web (Search Engine), Preferences, Maintain Profile, View Profiles, Send Press Releases, Review Press Releases, 2 column, 3 column, Invite People, iPhone Safari version. We are working on and expect the following portions of the web site to be operational by mid-October 2009: News, Media and Alerts. We are continuing to update and maintain certain areas of the website, including, but not limited to, search engine, message board, chat room, media warehouse, advertisement, and web & news, but as of June 30, 2009 the website was fully functional and users could register. The following is a visual of our website search feature and what users will interface with when they visit our site .

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
Milestones for the Next Twelve Months

Over the next twelve months, we hope to grow our member database and begin generating revenue. Our site has been launched and now we are focusing on marketing our website and increasing our number of members. We do not expect significant financial requirements in growing our members or attracting advertisers, however, any additional expenses necessary will be funding by loans from Mr. Halpern based on the line of credit.

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
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of So Act Network, Inc. (F/K/A 43010, Inc.) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the the year ended December 31, 2007 and the period from December 9, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of So Act Network at December 31, 2007 and the results of its operations and its cash flows for the twelve months then ended December 31, 2007 and the period from December 9, 2005 (inception) through December 31, 2007,in conformity with U.S. Generally Accepted Accounting Principles.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of July 17, 2009 is as follows:

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 17, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

Dated: August 7, 2009

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
        Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	August 7 , 2009
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)