Form 10-Q
period 2009-06-30
So Act Network, Inc.
filed 2009-08-13
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2009:  182,284,000 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Control and Procedures	21

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURE

i

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 14	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

ii

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$16,382	$33,950
Prepaid Expenses	6,149	359
Total Current Assets	22,531	34,309

Property and Equipment, net	66,826	2,437

Intangible assets	275	275

Total Assets	$89,632	$37,021

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$39,499	$860
Accrued Expenses	103,624	46,910
Loan payable - related party	41,200	3,803
Total Current Liabilities	184,323	51,573

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
182,284,000 and 181,940,000 shares issued and outstanding, respectively	182,284	181,940
Additional paid-in capital	154,684	128,078
Subscription receivable	-	(67,750)
Deficit accumulated during the development stage	(431,659)	(256,820)
Total Stockholders' Deficiency	(94,691)	(14,552)

Total Liabilities and Stockholders' Deficiency	$89,632	$37,021

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
UNAUDITED
					For the Period
					From
					December 9, 2005
	For the Three Months Ended,		For the Six Months Ended,		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Operating Expenses
General and Administrative	$4,728	$500	$15,408	$750	$80,868
Professional Fees	23,150	-	42,682	-	54,007
Compensation	58,378	-	116,655	-	160,204
Total Operating Expenses	86,256	500	174,745	750	295,079

Loss from Operations	(86,256)	(500)	(174,745)	(750)	(295,079)

Other Expense
Interest Expense	(94)	-	(94)	-	(125)
Total Other Expense	(94)	-	(94)	-	(125)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(86,350)	$(500)	$(174,839)	$(750)	$(295,204)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding
during the year Basic and Diluted	182,284,000	400,000	182,265,967	400,000

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from December 9, 2005 (Inception) to June 30, 2009

	Preferred stock		Common stock		Additional			Total
					paid-in	Accumulated	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)		(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	(300)

Net loss	-	-	-	-	-	(1,450)	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	(1,750)

Net loss	-	-	-	-	-	(1,400)	-	(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-

In kind contribution of rent	-	-	-	-	2,913	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	4,400

Net loss	-	-	-	-	-	(117,115)	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	6,000

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	67,750

In kind contribution of rent	-	-	-	-	6,300	-	-	6,300

Net loss for the six months ended June 30, 2009	-	-	-	-	-	(174,839)	-	(174,839)

Balance June 30, 2009, UNAUDTIED	-	$-	182,284,000	$182,284	$154,684	$(431,659)	$-	$(94,691)

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

			For the Period From
			December 9, 2005
	For the Six Months Ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(174,839)	$(750)	$(295,204)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	429	-	556
In kind contribution of rent	6,300	-	9,213
Stock issued for services	6,000	-	54,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,790)	-	(6,149)
Increase accounts payable	38,639	-	39,499
Increase in accrued expenses	56,714	750	103,624
Net Cash Used In Operating Activities	(72,547)	-	(94,461)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of equipment	(64,818)	-	(67,382)
Net Cash Used In Investing Activities	(64,818)	-	(67,657)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	41,200	-	59,703
Repayment of stockholder loans	(3,803)	-	(18,503)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of stock, net of subscriptions receivable	15,500	-	133,750
Proceeds from collection of stock subscription	67,750	-	-
Stock offering costs	(850)	-	(850)
Net Cash Provided by Financing Activities	119,797	-	178,500

Net Decrease in Cash	(17,568)	-	16,382

Cash at Beginning of Period	33,950	-	-

Cash at End of Period	$16,382	$-	$16,382

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	258		136,713

See accompanying notes to condensed unaudited financial statements

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

(E) Research and Development

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

(F) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  The Company had no revenue for three and six months ended June 30, 2009 and 2008, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in general and administrative expenses and totaled $1,129 and $0 for the six months ended June 30, 2009 and 2008, respectively.

(H) Identifiable Intangible Assets

As of  June 30, 2009 and 2008, $275 and $0, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually, or more frequently if impairment indicators arise.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

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
AS OF JUNE 30, 2009
(UNAUDITED)

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

(N) Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. These Reclassification had no effect on previously reported results of operations or financial position.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $431,659 for the period from December 9, 2005 (inception) to June 30, 2009, and has negative cash flow from operations of $94,461 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE - SHAREHOLDER

On May 26, 2009 the Company received $16,700 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

On May 22, 2009 the Company received $15,000 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

On May 11, 2009 the Company received $9,500 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

For the six months ended June 30, 2009, the Company owes $126 of accrued interest on the stockholder loans (See Note 8).

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31.  For the six months ended June 30, 2009 the shareholder loan balance has been repaid and the balance is $0. (See Note 8).

NOTE 4	LINE OF CREDIT – SHAREHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal shareholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2009th Company did not draw any funds under the line of credit agreement.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 5	PROPERTY AND EQUIPMENT

At June 30, 2009 and 2008, respectively, property and equipment is as follows:

	June 30, 2009	June 30, 2008

Website Development	$65,847	$-
Software	400	-
Office Equipment	1,135	-
Less accumulated depreciation and amortization	(556)	-

	$66,826	$-

Depreciation expense for six months ended June 30, 2009 and 2008 was $429 and $0, respectively.

NOTE 6	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share)  (See Note 6(C)).

For the year ended December 31, 2008, the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected.  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares ($0.0625/share). (See Note 6(C)).

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).   As a result of the forward split, the 20,000 shares were increased to 80,000 shares ($0.0625/share) (See Note 6(C)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(C)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares ($0.0625/share) (See Note 6(C)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).   As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(C)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares ($0.0625/share) (See Note 6(C)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025((See Note 6(C) and 8).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(C)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(C)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(C)).

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009.  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(C) and Note 7).

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

(D) Amendment to Articles of Incorporation

On January 27, 2009, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 250,000,000 common shares at a par value of $0.001 per share, and 10,000,000 preferred shares at a par value of $0.001 with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

(E) In Kind Contribution

During the fourth quarter of 2008, a former shareholder of the Company paid $4,400 of operating expenses on behalf of the Company.

During the fourth quarter of 2008, the principal shareholder contributed office space with a fair market value of $2,913 (See Note 8).

For the six months ended June 30, 2009, the principal shareholder contributed office space with a fair market value of $6,300 (See Note 8).

NOTE 7	COMMITMENTS

Employment Agreement

 On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 8).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)
Consulting Agreement

On January 19, 2009, the Company entered into a consulting agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desire to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(B) and Note 6(C)).  On May 29, 2009 the Company amended the consulting agreement by reducing the hourly rate to $75 an hour and reducing the outstanding balance due by $17,163.

On January 20, 2009, the Company entered into a service agreement with a transfer agent to become the Company's transfer agent for the purpose of maintaining stock ownership and transfer records for the Company.

NOTE 8	RELATED PARTY TRANSACTIONS

On May 26, 2009 the Company received $16,700 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 22, 2009 the Company received $15,000 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 11, 2009 the Company received $9,500 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

For the six months ended June 30, 2009, the Company owes $126 of accrued interest on the stockholder loans (See Note 3).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 6(B) and Note 6(C)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

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

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31.  For the six months ended June 30, 2009 the shareholder loan balance has been repaid and the balance is $0 (See Note 3).

During the fourth quarter of 2008, the principal shareholder contributed office space with a fair market value of $2,913 (See Note 6(E)).

For the six months ended June 30, 2009, the principal shareholder contributed office space with a fair market value of $6,300 (See Note 6(E)).

NOTE 9	SUBSEQUENT EVENT

On July 24, 2009, the principal shareholder advanced the Company $15,000 under the terms of the line of credit agreement (See Note 4).  During the month of July 2009, the principal shareholder was repaid $5,000.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2009, the date the financial statements were available to be issued.

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

The So Act Network has a zero-spam communication tool called “Conversations” that combines email and real-time chat with security and archiving. By cloning the “Conversation” tool, a user can have as many simultaneous conversations going as he or she wants. For example, when such user is having a conference meeting with several likeminded people, such users use the “Clone” tool to create additional conversation boxes to chat with other friends or family members. The “People” tool archives all the people a user knows, meets and interacts with on the So Act Network. The “Group” tool allows likeminded people to form unique groups focused on specific problems. The first ten (10) groups that a user can create are free of charge. The “Press Club” tool allows a user to release news to AP, Yahoo, Top 100 Radio, TV and Print Media, Top 50 information sites, Top 50 Blogs, Top 50 Social Networks, and people that such user has interacted with on the So Act Network.

There will not be a charge for a general user to create a membership and that member will be permitted to access certain areas of the site, including review posts and search the general sections of the site. However, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the members network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a members network will be a fee of $5 per month. Also, if the member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for up to 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a membership fee of $2 per month for the membership and then an additional $5 for each press release issued ..

The So Act Search Engine has a function to filter out irrelevant search results and provide a user with ten most relevant results. Advertisements in the search engine are optional, and related to the exact words searched. So with respect to advertisements, a user can choose to opt in or out anytime.

Plan of Operation

Our initial membership to join So Act Network is free but we will be charging a fee to users for upgraded services. Such as, members will be charged $1 per month if they have a network of people between 100 and 500 people. If the member’s network grows to a number between 500 and 5,000 people then the member will be required to pay $2 per month for their membership. Anything above 5,000 people in a member’s network will be a fee of $5 per month. Also, if a member wants to join groups with no spam and no ads, the member will be charged a fee of $1 per group per month. Lastly, we will charge members a fee for storage space. If a member wants to keep files on their profile or under their member name, there will be a charge of $1 per month for up to 500 megabytes of memory and $5 per month for any amount of space greater than 500 megabytes. We will also offer a Press Club membership for a fee of $2 per month for the membership and then an additional $5 for each press release issued. We believe we will be able to generate revenue in the future from low membership fees of between $2 and $10 per member per month from problem solvers as well as pay-per-click targeted advertising from green, eco-friendly companies who could find value in the type of socially conscious consumer who frequents our search engine and wants to solve problems in our network.

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

The live So Act Search Engine and So Act Network was launched on June 30, 2009. Gigablast, Inc. (“Gigabalst”), is our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition, we have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. Additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC. In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us sufficient financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs.

We believe the line of credit agreement discussed above will be sufficient to cover funding our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for at least the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

	For the Six Months Ended June 30,
	2009		2008

Operating Expenses
General and Administrative		$15,408		$750
Professional Fees		42,682		-
Compensation		116,655		-
Total Operating Expenses		(174,745)		(750)

Loss from Operations

Other Expense
Interest Expense		(94)		-
Total Other Expense		(94)		-

Provision for Income Taxes		-		-

Net Loss		$(174,839)		$(750)

Net Loss Per Share - Basic and Diluted	$		$

Weighted average number of shares outstanding
during the year Basic and Diluted		182,284,000		182,265,967

For the Six Months ended June 30, 2009 and for the Six Months ended June 30, 2008

General and Administrative Expenses: Our general and administrative expenses were $15,408 for the six months ended June 30, 2009 and $750 for the six months ended June 30, 2008, representing an increase of $14,658 as a result of our expenses on operations which include the cost of public relations activities, stock issued for services, and other expenses associated with implementing our business plan.

Professional Fees: Our professional fees were $42,682 for the six months ended June 30, 2009, compared to $0 for the six months ended June 30, 2008, representing an increase of $42,682 as a result of the expenses associated with the preparation of our financial statements and regulatory filings.

Compensation: Our compensation expenses were $116,655 for the six months ended June 30, 2009 and $0 for the six months ended June 30, 2008, representing an increase of $116,655 as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the six months ended June 30, 2009 was $174,839, compared to $750 for the six months ended June 30, 2008. The increase in net loss was the result of the substantial increase in our operating expenses due to the implementation of our business plan.

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $431,659 for the period from December 9, 2005 (inception) to June 30, 2009, and have negative cash flow from operations of $94,461 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2009, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

For the fiscal year ended December 31, 2008, we received $18,803 from Mr. Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we owed $3,803 in principal and $31 in accrued interest. For the six months ended June 30, 2009, the shareholder loan balance has been repaid and the balance is $0.

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

We believe the line of credit agreement discussed above will be sufficient to cover funding our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on June 30, 2009 So Act Network went live with all of the initial features planned; i.e our no spam-no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the six months ended June 30, 2009 and 2008, respectively.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports on Form 8-K

The Company filed a Form 8-K on June 2, 2009 for the Entry into a Material Definitive Agreement and the Creation of a Direct Financial Obligation or an Obligation under an off-Balance Sheet Arrangement of a Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SO ACT NETWORK, INC.

Date: August 13, 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director