Form 10-Q
period 2009-09-30
So Act Network, Inc.
filed 2009-11-16
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SO ACT NETWORK, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-51886	26-3534190
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

10685-B Hazelhurst Drive #6572
Houston, Texas 77043
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2009:  184,949,714 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Control and Procedures	20

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURE

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	5 - 15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$3,919	$33,950
Prepaid Expenses	42,286	359
Total Current Assets	46,205	34,309

Property and Equipment, net	110,375	2,437

Intangible assets	275	275

Total Assets	$156,855	$37,021

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$5,301	$860
Accrued Expenses	162,406	46,910
Loan payable - related party	141,200	3,803
Total Current Liabilities	308,907	51,573

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
184,919,714 and 181,940,000 shares issued and outstanding, respectively	184,920	181,940
Deferred Compensation	(499,333)	-
Additional paid-in capital	808,680	128,078
Subscription receivable	-	(67,750)
Deficit accumulated during the development stage	(646,319)	(256,820)
Total Stockholders' Deficiency	(152,052)	(14,552)

Total Liabilities and Stockholders' Deficiency	$156,855	$37,021

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Nine Months Ended,		For the Period From
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	December 9, 2005 (Inception) to September 30, 2009

Operating Expenses
General and Administrative	$18,882	$500	$33,290	$1,250	$98,750
Consulting	100,667	-	101,667	-	101,667
Professional Fees	42,972	-	85,654	-	96,979
Compensation	58,131	-	174,786	-	218,335
Total Operating Expenses	220,652	500	395,397	1,250	515,731

Loss from Operations	(220,652)	(500)	(395,397)	(1,250)	(515,731)

Other Income
Gain on entinguishment of debt	6,643	-	6,643	-	6,643
Total Other Income	6,643	-	6,643	-	6,643

Other Expense
Interest Expense	(651)	-	(745)	-	(776)
Total Other Expense	(651)	-	(745)	-	(776)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(214,660)	$(500)	$(389,499)	$(1,250)	$(509,864)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding during
the year Basic and Diluted	182,839,730	400,000	182,457,287	400,000

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from December 9, 2005 (Inception) to September 30, 2009

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-		(300)

Net loss	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)
								-
Net loss	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-		(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-	-

In kind contribution of rent	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	1,700	593,300	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	885,714	886	54,471	-	-	-	55,357

Common stock issued for services ($0.0625/sh)	-	-	50,000	50	3,075	-	-	-	3,125

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent	-	-	-	-	9,450	-	-	-	9,450

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(389,499)	-	-	(389,499)

Balance September 30, 2009, UNAUDTIED	-	$-	184,919,714	$184,920	$808,680	$(646,319)	$-	$(499,333)	$(152,052)

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended		For the Period From
	September 30, 2009	September 30, 2008	December 9, 2005 (Inception) to September 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(389,499)	$(1,250)	$(509,864)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	3,755	-	3,882
In kind contribution of rent	9,450	-	12,363
Stock issued for services	64,482	-	112,482
Bluesky Fees	(850)	-	(850)
Amortization of Stock Based Compensation	95,667	-	95,667
Changes in operating assets and liabilities:
Increase in prepaid expenses	(41,927)	-	(42,286)
Increase accounts payable	4,441	-	5,301
Increase in accrued expenses	115,496	1,250	162,406
Net Cash Used In Operating Activities	(138,985)	-	(160,899)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of equipment	(111,693)	-	(114,257)
Net Cash Used In Investing Activities	(111,693)	-	(114,532)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	146,200	-	164,703
Repayment of stockholder loans	(8,803)	-	(23,503)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of stock, net of subscriptions receivable	15,500	-	133,750
Proceeds from collection of stock subscription	67,750	-	-
Stock offering costs	-	-	-
Net Cash Provided by Financing Activities	220,647	-	279,350

Net Increase / (Decrease) in Cash	(30,031)	-	3,919

Cash at Beginning of Period	33,950	-	-

Cash at End of Period	$3,919	$-	$3,919

Supplemental disclosure of cash flow information:

Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	-		136,455

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(E) Research and Development

The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 350, Intangibles-Goodwill and Other.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  Expenses subsequent to the launch have been expensed as research and development expenses.

(F) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  The Company had no revenue for three and nine months ended September 30, 2009 and 2008, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $102,953 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

(H) Identifiable Intangible Assets

As of September 30, 2009 and 2008, $275 and $275, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings per Share.  As of September 30, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(J) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.    Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under  FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

(N) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $646,319 for the period from December 9, 2005 (inception) to September 30, 2009, and has negative cash flow from operations of $160,899 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3         NOTE PAYABLE - SHAREHOLDER

On May 26, 2009 the Company received $16,700 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 8).

On May 22, 2009 the Company received $15,000 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 8).

On May 11, 2009 the Company received $9,500 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 8).

For the nine months ended September 30, 2009, the Company owes $474 of accrued interest on the stockholder loans (See Note 8).

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31.  For the nine months ended September 30, 2009, the principal portion of the shareholder loan balance was repaid and the Company still owes accrued interest of $31 (See Note 8).

 For the nine months ended September 30, 2009 the shareholder loan balance is $41,200 (See Note 8).

NOTE 4         LINE OF CREDIT – SHAREHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal shareholder in the amount of $100,000.  The line of credit carries an interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009).  For the nine months ended September 30, 2009, the principal shareholder advanced the Company $100,000 under the terms of the line of credit agreement; the Company owes $302 of accrued interest (See Note 8).

NOTE 5	PROPERTY AND EQUIPMENT

At September 30, 2009 and 2008, respectively, property and equipment is as follows:

	September 30, 2009	September 30, 2008

Website Development	$112,722	$-
Software	400	-
Office Equipment	1,135	-
Less accumulated depreciation and amortization	(3,882)	-

	$110,375	$-

Depreciation expense for nine months ended September 30, 2009 and 2008 was $3,755 and $0, respectively.

NOTE 6	STOCKHOLDERS’ DEFICIENCY

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

On August 25, 2009, the Company issued 50,000 shares of common stock having a fair value of $15,000 ($0.0625/share), based upon the fair value on the date of grant, in exchange for professional services.

On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to a development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 7).

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  As of September 30, 2009, $11,667 is recorded as consulting expense and $163,333 is recorded as deferred compensation (See Note 7).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  As of September 30, 2009, $70,000 is recorded as consulting expense and $140,000 is recorded as deferred compensation (See Note 7).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  As of September 30, 2009, $14,000 is recorded as consulting expense and $196,000 is recorded as deferred compensation (See Note 7).

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

For the nine months ended September 30, 2009, the principal shareholder contributed office space with a fair market value of $9,450 (See Note 8).

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

Consulting Agreement

On January 19, 2009, the Company entered into a consulting agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desire to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(B) and Note 6(C)).  On May 29, 2009 the Company amended the consulting agreement by reducing the hourly rate to $75 an hour and reducing the outstanding balance due by $17,163. On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to a development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 6(B)).

On January 20, 2009, the Company entered into a service agreement with a transfer agent to become the Company's transfer agent for the purpose of maintaining stock ownership and transfer records for the Company.

On September 17, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  The Company has an option to cancel the contract during the first ninety days of the agreement and 200,000 shares will be returned back to the Company.  As of September 30, 2009 $11,667 is recorded as consulting expense and $163,333 is recorded as deferred compensation (See Note 6(B)).

On September 18, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before December 18, 2009 in six 100,000 increments.  The Company has an option to cancel the contract at any time, in such event; the consultant will return a prorated amount of shares based on the months remaining in the consulting agreement.   As of September 30, 2009 $14,000 is recorded as consulting expense and $196,000 is recorded as deferred compensation (See Note 6(B)).

On September 21, 2009, the Company entered into an eight month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before September 18, 2009, December 18, 2009 and March 18, 2010 in 200,000 increments.  The Company has an option to cancel the contract at any time and no additional stock issuances will be due.   As of September 30, 2009, $70,000 is recorded as consulting expense and $140,000 is recorded as deferred compensation (See Note 6(B)).

NOTE 8         RELATED PARTY TRANSACTIONS

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal shareholder in the amount of $100,000.  The line of credit carries an interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009).  For the nine months ended September 30, 2009, the principal shareholder advanced the Company $100,000 under the terms of the line of credit agreement, where the Company owes $302 of accrued interest (See Note 4).

On May 26, 2009 the Company received $16,700 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 3).

On May 22, 2009 the Company received $15,000 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 3).

On May 11, 2009 the Company received $9,500 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand (See Note 3).

For the nine months ended September 30, 2009, the Company owes $474 of accrued interest on the stockholder loans (See Note 3).

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

For the year ended December 31, 2008 the Company received $18,803 from a principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009) and is due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal shareholder and accrued interest of $31.  For the nine months ended September 30, 2009, the principal portion of the shareholder loan balance was repaid and the Company still owes accrued interest of $31 (See Note 3).

During the fourth quarter of 2008, the principal shareholder contributed office space with a fair market value of $2,913 (See Note 6(E)).

For the nine months ended September 30, 2009, the principal shareholder contributed office space with a fair market value of $9,450 (See Note 6(E)).

NOTE 9         SUBSEQUENT EVENTS

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal shareholder in the amount of $100,000.  The line of credit carries an interest rate  equal to the current prime interest rate (3.25% @ September 30, 2009).  As of November 10, 2009, the principal shareholder has advanced $9,000 to the Company under this line of credit agreement.

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided the Company issued 30,000 shares of common stock having a fair value $59,700 ($1.99/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid upon the execution of the agreement and the remaining balance due upon completion.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 10, 2009, the date the financial statements were issued.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008.  In October 2008, we became a development stage company focused on creating an Internet search engine and networking website. The live So Act Search Engine and So Act Network was launched on September 3, 2009.

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

The live So Act Search Engine and So Act Network was launched on September 3, 2009. Gigablast, Inc. (“Gigabalst”), is our engine and network developer, and we have entered into an Amendment to Gigablast Professional Services Agreement, pursuant to which, Gigablast agrees to reduce our outstanding balance from $34,325.00 to $17,162.50, which represents a 50% discount to the fees arising from the professional services provided by Gigablast in connection with developing the So Act Search Engine and So Act Network and reduce their hourly rate of labor for further development of the So Act Network from $150 per hour to $75 per hour. For the aforementioned considerations received, we grant Gigablast the right to use, for any purpose other than in the field of social action network, all work or intellectual property that Gigablast has developed for the Company under the Gigablast Professional Services Agreement. In addition, we have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. Additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC. Additionally, on November 10, 2009 we entered into a second Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.  In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us sufficient financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs.

We believe the line of credit agreement discussed above will be sufficient to cover funding our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for at least the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on September 3, 2009 So Act Network went live with all of the initial features planned; i.e our no spam- no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

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

	For the Nine Months Ended September 30,
	2009	2008

Operating Expenses
General and Administrative	$33,290	$1,250
Consulting	101,667	-
Professional Fees	85,654	-
Compensation	174,786	-
Total Operating Expenses	395,397	1,250

Loss from Operations	(395,397)	(1,250)

Other Income	6,643
Other Expense	(745)	-
Provision for Income Taxes	-	-

Net Loss	$(389,499)	$(1,250)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)

Weighted average number of shares outstanding
during the year Basic and Diluted	182,457,287	400,000

For the Nine Months ended September 30, 2009 and for the Nine Months ended September 30, 2008

General and Administrative Expenses: Our general and administrative expenses were $33,290 for the Nine Months ended September 30, 2009 and $1,250 for the Nine Months ended September 30, 2008, representing an increase of $32,040 as a result of our expenses on operations which include the cost of public relations activities, stock issued for services, and other expenses associated with implementing our business plan.

Consulting Fees:  Our consulting fees were $101,667 for the Nine Months ended September 30, 2009, compared to $0 for the Nine Months ended September 30, 2008, representing an increase of $101,667 as a result of the expenses associated with the additional consulting, promotional and marketing services.

Professional Fees: Our professional fees were $85,654 for the Nine Months ended September 30, 2009, compared to $0 for the Nine Months ended September 30, 2008, representing an increase of $85,654 as a result of the expenses associated with the preparation of our financial statements and regulatory filings.

Compensation: Our compensation expenses were $174,786 for the Nine Months ended September 30, 2009 and $0 for the Nine Months ended September 30, 2008, representing an increase of $174,786 as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the Nine Months ended September 30, 2009 was $389,499, compared to $1,250 for the Nine Months ended June 30, 2008. The increase in net loss was the result of the substantial increase in our operating expenses due to the implementation of our business plan.

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $646,319 for the period from December 9, 2005 (inception) to September 30, 2009, and have negative cash flow from operations of $160,899 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2009, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

For the fiscal year ended December 31, 2008, we received $18,803 from Mr. Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, we owed $3,803 in principal and $31 in accrued interest. For the Nine Months ended September 30, 2009, the principal portion of the shareholder loan balance was repaid and the Company still owes accrued interest of $31.

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

However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.  Additionally, on November 10, 2009 we entered into a second Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on May 29, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. We believe that the $100,000 will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC.

We believe the line of credit agreements discussed above will be sufficient to cover funding our operations for the next year because, on June 25, we pre-paid Gigablast $6,000 for one year of hosting of So Act Network. The hosting needs of the company are therefore paid in full until June 24, 2010. The other potential fees will apply when we have at least one million users accessing our network on a daily basis. We do not anticipate other hosting fees for the next 12 months. As for the hourly fees, the initial development of the network has been completed and is paid for. On June 25 we completed our Beta test and on September 3, 2009 So Act Network went live with all of the initial features planned; i.e our no spam-no ads communication tool called Conversations, our People tool allowing for people to join worldwide and contact and connect with each other, our Groups tool allowing people to start Groups and work on anything that is important to them while networking globally with others who seek to pursue those same interests, our information tool allowing peoples interests to be searched and found or made publicly available or only upon request, our preferences tool allowing people to provide publicly updated profiles on their backgrounds or upon request only, our Web tool which allows ads to be opted in or out and provides only the top 5 results on the Internet without millions of unusable pages and last our Press tool which will allow people to create press releases for major and minor media and a members followers.

This leaves only the cost of operations (which is primarily salary and the expense of being public). This includes all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

As stated above, we do not expect significant cash needs other than our regulatory filing needs (including, legal, accounting and filing fees).  As of September 30, 2009, our cash balance is $3,919.  We do not expect to pay any salary because the only salary that we have is Mr. Halpern’s salary of $18,000 per month and that is being deferred.  Additionally, we do not expect to have any additional general & administrative expenses other than rent in the amount of $100 per month for the next twelve months.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

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

Revenue Recognition:  The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the Nine Months ended September 30, 2009 and 2008, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 25, 2009, we issued 50,000 shares of our common stock to Anslow & Jaclin, LLP as compensation for legal services. The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On September 18, 2009, we issued 600,000 shares of our common stock to Market Pulse, LLC as compensation for consulting, promotional and marketing services provided pursuant to their Financial Consultant Agreement. On November 11, 2009, we notified Market Pulse, LLC that we intended to cancel the Consulting Agreement and pursuant to its terms Market Pulse will return 400,000 shares of our common stock and we will return the shares to treasury.  The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On September 18, 2009, we issued 500,000 shares of our common stock to NanoCap Gems as compensation for consulting, promotional and marketing services provided pursuant to their Consulting Agreement. On November 11, 2009, we notified NanoCap Gems that we intended to cancel the Consulting Agreement and pursuant to its terms NanoCap Gems will return 335,000 shares of our common stock and we will return the shares to treasury.  The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On September 22, 2009, we issued 600,000 shares of our common stock to CityVac as compensation for consulting, promotional and marketing services provided pursuant to their Public Relations, Promotion and Marketing Letter Agreement. On November 11, 2009, we notified CityVac that we intended to cancel the Consulting Agreement and pursuant to its terms CityVac will return 400,000 shares of our common stock and we will return the shares to treasury. The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

On October 29, 2009, we issued 30,000 shares of our common stock to Jennifer Elizabeth-Ann Cameron as partial consideration for the completion of a book about the Company. The sale of the Notes and Warrants were issued in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) or Section 4(2) of the Securities Act.

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

SO ACT NETWORK, INC.

Date: November 16, 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director