Form 10-Q/A
period 2009-09-30
So Act Network, Inc.
filed 2009-11-17
CIK 1353499

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

See accompanying notes to condensed unaudited financial statements

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

SO ACT NETWORK, INC.

Date: November 17, 2009	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director