Form 10-K
period 2009-12-31
So Act Network, Inc.
filed 2010-04-01
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51886

SO ACT NETWORK, INC.
(Exact name of issuer as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10685-B Hazelhurst Drive #6572 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

As of March 30, 2010, the registrant had 189,259,714 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.          BUSINESS

Description of Our Business

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

Our website was beta tested until January 2010 at which time it was updated and is now a consumer active site. We currently have several thousand public and private members in our network utilizing the following operational features: Online Operating System, Conversations (combining chat, text and email), Connect with People, List People, Review People, Start New Groups, Communicate with Group Members, View Groups, Join Groups, Interact with Groups, Web (Search Engine), Build and Customize Profile, View Profiles, Media Drive, Web Drive, File Share, File Preview, Private Internal Network, Alerts, Send Press Releases, Review Press Releases, 1column, 2 column, 3 column, 4 column, Invite People and iPhone Safari version. We are working on and expect the following portions of the web site to be operational by mid-April 2010: Shared Desktop, Audio Video Conferencing. Our website domain name is www.SoAct.net. The following are visual images of our network and iPhone interface.

Now that we have a growing membership, affiliate and reseller programs in place with Globe Newswire, and many name brands such as Priceline, Fandango, Staples, Payless and Turbo Tax, our revenue will begin to accrue in April 2010, the Company’s second quarter.

By the 3rd quarter, we plan to begin generating revenue from low membership fees of between $1 and $8 for members who upgrade to file storage size above the current free two gigabyte space provided to all members. We believe there is a sizable audience of people in the world who are actively working to solve problems, expand their reach or grow their business in a spam free and ad free environment. SoAct.Net aims to bring these people together.  As evidenced by our growing number of affiliate and reseller programs, we believe we can generate revenue with green, eco-friendly companies who could find potential value in reaching the type of socially conscious consumers and problem solvers that we believe currently use our network and its substantial resources.

We began our operations on October 8, 2008 when we purchased the Form 10 company from the previous owners.  Since that date, we have completed financing to raise initial start-up money for the building of our network and to start our operations.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. We have entered into three Credit Line Agreements with Greg Halpern. The first two have been used by the Company for $100,000 each and they will mature and expire in 2011. The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000. All three agreements accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. Although we believe that the $200,000 already used and the $500,000 just issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our network, the Company anticipates pursuing additional financing in 2010 to expand the network functionality and begin aggressively marketing the network to new potential members.

The hosting needs of the company are paid in full until June 24, 2010. This leaves only the cost of operations (which is primarily salary and the expense of being public). This equals all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

Our Product

We have developed a social network for individuals, businesses and organizations.  Our network helps people find others who have the similar interests and helps them work together in ways that are more productive.

Endorsed by William Shatner as "a ray of hope amidst all the gloom," and by Ed Asner as "the best place to make a difference," So Act Network (OTCBB:SOAN) is recognized by many socially conscious celebrities and experts young and old as the place to pursue and create social change to improve our world. http://soact.net/celebrities_experts.html. In his book "What Are You Waiting For? So Act Already!" Social Media author Jon Hansen calls So Act "The 60 minutes of Social Networks, where you engage, mobilize and empower people into action." Whatever the mission, cause, product, service, program, cure, or solution, So Act was designed to help everyone expand their sphere of influence and crystallize forward thinking into positive action on a larger scale, while harmoniously merging economic and socially conscious goals. So Act Network membership is free to everyone. To make money the Company provides partnerships, affiliate programs and profit-sharing opportunities for companies and individuals seeking to increase their foothold in the Social Networking space and increase business and customers. The Company recently added an Insurance Network Group -- Cutter and Company, a Traveler Network Group -- Priceline and many retail brands including GoDaddy, Staples, Fandango, Payless Shoes and Turbo Tax. The Company is in development of others for investing, real estate, medical and legal, with plans to eventually have social networks or affiliate groups for most categories of products and services that will offer greater opportunities and benefits for its members.

The Company’s technologies provide a global social network where its members are able to build Communities of Purpose, and accomplish and promote all of their important goals without being subjected to spam or ads, and without having personal information used by marketers. The Network's communication platform improves on the social networking theme by providing businesses and individuals with project building tools, alerting, and secured network file sharing and previewing, all in a personalized, private format that crosses global boundaries to connect like-minded individuals, while allowing an unlimited number of members to simultaneously participate in small, or large, online meetings. The Network search engine includes a "top 10" filtered results, and the press club allows members to share their important news with their followers and the media at the most economically available rates. The So Act Network has a zero-spam communication tool called “Conversations” that combines email, texting and real-time chat with security and archiving in a format that cross-pollinates people and their interests. Conversations empower and mobilize So Act members into action. By cloning the “Conversation” tool, a user can have as many simultaneous conversations going at one time as he or she wants. For example, when such user is having a conference meeting with several likeminded people, such user uses the “Clone” tool to create additional conversation boxes to chat with other friends or family members. The “People” tool archives all the people a user knows, meets and interacts with on the So Act Network. The “Group” tool allows likeminded people to form unique groups focused on specific problems or to promote their businesses, products, services, causes.

Marketing

We currently draw our customer bases from two groups of audiences. The first group is categorized as socially conscious innovators, inventors, scientists, explorers, investors and creative thinkers developing legitimate world-improving solutions. The second group is categorized as socially conscious, social investing, social business, green and eco-friendly companies who can advertise their existing solutions to targeted consumers within our network.

Competition

We are not aware of any other specific web-based companies that closely resemble the business model and features we are developing. Therefore, we see ourselves in a niche market that has very few competitors.

There are other internet search engines and networking sites but they are all much larger and cater to the broader market.  We are strictly focused on the person who wants to develop a customized environment free from spam or ads that allows our members to create, build and grow whatever is important to them.  Most of our members currently use our Network in addition to the other networks they frequent. Therefore, we do not expect to directly compete with them.

Intellectual Property

We received Registered Trademark No. 3,626,525 on May 26, 2009 from the U.S. Patent and Trademark Office, for the name So Act which is now reflected at our website SoAct.net in the form of a circled R and throughout any of our web based marketing materials whereever our logo appears.   Our Search Engine and Network platform contain certain trade secrets, however, the Company has no specific state or federal protections for its trade secrets. To the best of our ability, we intend to keep certain proprietary aspects of our technology as trade secrets that we believe are unique and may provide future market advantages.  At this time, we do not plan to seek any other specific Intellectual Property protections. Our intellectual property is not being relied on as a protection against competition.

At this time, we do seek to obtain copyright protection on our name and certain other parts of our website.  However, we do not expect to seek patents for our platform or technologies.

Research and Development

Over the last two fiscal years, we have spent approximately 1512 hours on the development of our website, network and business plan and have contributed over 3021 hours to the development of the network platform.  We have not spent any time on any research, except for the time we spend showing individuals our Network and asking for feedback which consists of approximately 8 hours per week.

Employees

Greg Halpern is our sole employee.  We do not have any other full- or part-time employees although the programming team which is full time through our relationship with Gigablast consists of five individuals.  Until such time as we begin generating revenues in the second quarter, we do not anticipate a need to hire additional employees.

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

Milestones for the Next Twelve Months

Over the next twelve months, we expect to grow our member database substantially and generating significant new revenue. We are continually improving our Network and focusing on marketing what we offer to the world. We expect our financial requirements to increase with those additional expenses funded by loans from Mr. Halpern based on existing lines of credit and we are also considering various private funding opportunities.

In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs. Over the next twelve months, our focus is to: (i) upgrade the website to provide more sales opportunities; (ii) generate more revenue potential through adding more affiliate programs of known brands and as a reseller; and (iii) and work to increase the network to one million members.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

Office Arrangements and Operational Activities

We do not have a principal business office. We are renting our Texas location, located at 10685-B Hazelcrest Drive, #6572, Houston, TX 77043 from a business service corporation on a month-to-month basis. The office provides us with general office services such as mail, phone, fax, shipping and receiving capabilities. We do not have a lease with the business service corporation. We plan to eventually move our operation to a permanent office in Texas or New Mexico, However, to date, we have not actively searched for an office location. The day-to-day operations are conducted from a mobile RV office which Mr. Halpern utilizes at his own expense to travel the continental United States following the activities of various solution makers and opportunities that could contribute to the expansion of the business. When Mr. Halpern is traveling in his RV, there is no one who is occupying or working out of the principal business office in Houston, Texas.

Our network platform was beta launched on June 30, 2009 and was built at and located in Albuquerque, New Mexico. Gigablast, our third party hosting vendor located in Albuquerque, New Mexico, is responsible for developing and maintaining our Network pursuant to the previously filed Professional Service Agreement. The platform is supported by minimal hardware for 100,000 servers with databases scalable to 200 billion web pages which represents Gigablast total capacity. We currently have no obligation to the New Mexico location to lease servers or space. Upon completion of the development of our platform, we will pay hosting for service to all users of our network on a bandwidth cost basis commensurate with market rates.

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

On January 27, 2009, in accordance with a majority vote of our shareholders in lieu of a special meeting, we amended the Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 250,000,000 common shares at a par value of $0.01 per share, and 10,000,000 preferred shares at a par value of $0.001with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are traded on the OTC Bulletin Board under the symbol SOAN.

Holders

As of March 30, 2010, in accordance with our transfer agent records, we had 76 record holders of our Common Stock.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

Our website was beta tested until January 2010 at which time it was updated and is now a consumer active site. We currently have several thousand public and private members in our network utilizing the following operational features: Online Operating System, Conversations (combining chat, text and email), Connect with People, List People, Review People, Start New Groups, Communicate with Group Members, View Groups, Join Groups, Interact with Groups, Web (Search Engine), Build and Customize Profile, View Profiles, Media Drive, Web Drive, File Share, File Preview, Private Internal Network, Alerts, Send Press Releases, Review Press Releases, 1column, 2 column, 3 column, 4 column, Invite People and iPhone Safari version. We are working on and expect the following portions of the web site to be operational by mid-April 2010: Shared Desktop, Audio Video Conferencing. Our website domain name is www.SoAct.net.

Now that we have a growing membership, affiliate and reseller programs in place with Globe Newswire, and many name brands such as Priceline, Fandango, Staples, Payless and Turbo Tax revenue will begin to accrue in April 2010, the Company’s second quarter.

By the 3rd quarter we plan to begin generating revenue from low membership fees of between $1 and $8 for members who upgrade to file storage size above the current free two gigabyte space provided to all members. We believe there is a sizable audience of people in the world who are actively working to solve problems, expand their reach or grow their business in a spam free and ad free environment. SoAct.Net aims to bring these people together.  As evidenced by our growing number of affiliate and reseller programs, we believe we can generate revenue with green, eco-friendly companies who could find potential value in reaching the type of socially conscious consumers and problem solvers that we feel currently use our network and its substantial resources.

Plan of Operation

We began our operations on October 8, 2008 when we purchased the Form 10 Company from the previous owners.  Since that date, we have completed a financing to raise initial start-up money for the building of our network and to start our operations.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the primate rate. We have entered into three Credit Line Agreements with Greg Halpern. The first two have been used by the Company for $100,000 each and they will mature and expire in 2011. The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000. All three agreements accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. Although we believe that the $200,000 already used and the $500,000 just issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our network, the Company anticipates pursuing additional financing in 2010 to expand the network functionality and begin aggressively marketing the network to new potential members.

The hosting needs of the company are paid in full until June 24, 2010. This leaves only the cost of operations (which is primarily salary and the expense of being public). This equals all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

Over the next twelve months, we expect to grow our member database substantially and generating significant new revenue. We are continually improving our Network and focusing on marketing what we offer to the world. We expect our financial requirements to increase with those additional expenses funded by loans from Mr. Halpern based on existing lines of credit and we are also considering various private funding opportunities.

In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs. Over the next twelve months, our focus is to: (i) upgrade the website to provide more sales opportunities; (ii) generate more revenue potential through adding more affiliate programs of known brands and as a reseller; and (iii) and work to increase the network to one million members.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Years Ended December 31,
	2009	2008

Operating Expenses
General and Administrative	$85,842	$62,210
Endorsement Fees	1,534,882	-
Consulting Fees	287,111	-
Professional Fees	87,866	11,325
Website Development	91,854	-
Compensation	216,000	43,549
Total Operating Expenses	2,303,555	117,084

Loss from Operations	(2,303,555)	(117,084)

Other Income
Gain on extinguishment of debt	6,643	-
Total Other Income	6,643	-

Other Expense
Interest Expense	(1,640)	(31)
Total Other Expense	(1,640)	(31)

Provision for Income Taxes	-	-

Net Loss	$(2,298,552)	$(117,115)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	183,097,488	38,818,104

For the Fiscal Year Ended December 31, 2009 and for the Fiscal Year Ended December 31, 2008

General and Administrative Expenses: Our general and administrative expenses were $85,842 for the fiscal year of 2009 and $62,210 for the fiscal year of 2008, representing an increase of $23,632 or approximately 38%, as a result of our expenses on advertising which include the cost of public relations activities, and other expenses associated with the operation of the company.

Endorsement Fees:  Our endorsement fees were $1,534,882 for the fiscal year of 2009 and $0 for fiscal year 2008, representing an increase of $1,534,882 as a result of the expenses associated with having high profile individuals promote and market our website.

Consulting Fees:  Our consulting fees were $287,111 for the fiscal year of 2009 and $0 for fiscal year 2008, representing an increase of $287,111 as a result of the expenses associated with the additional consulting, promotional and marketing services.

Professional Fees: Our professional fees were $87,866 for the fiscal year of 2009 and $11,325 for fiscal year 2008, representing an increase of $76,541, or approximately 676% as a result of the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses were $91,854 for the fiscal year of 2009 and $0 for fiscal year 2008, representing an increase of $91,854 as a result of expenses associated with continuous improvements and enhancements made to our website throughout the fiscal year.

Compensation: Our compensation expenses were $216,000 for the fiscal year of 2009 and $43,549 for the fiscal year 2008, representing an increase of $172,451 as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the fiscal year of 2009 was $2,298,552, compared to $117,115 for fiscal year of 2008. The increase in net loss was the result of the substantial increase in our operating expenses.

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $2,555,372 for the period from December 9, 2005 (inception) to December 31, 2009, and have negative cash flow from operations of $177,428 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2009, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever.  There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder. Each of these loans are due upon demand and accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate.

For the fiscal year ended December 31, 2009, we received $41,200 from Mr. Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2009, we owed $39,700 in principal and $495 in accrued interest.

For the fiscal year ended December 31, 2009, we received $119,500 from Mr. Greg Halpern, our principal shareholder, by way of two lines of credits.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011 and November 11, 2011.  As of December 31, 2009, we still owe $119,500 in principal and accrued interest of  $1,176.

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

However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into a Credit Line Agreement and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $100,000 that will mature and expire on November 10, 2011. The Credit Line Agreement shall accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810 (“ASC 810), "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – (“ASC 860”) Transfers and Servicing. ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC  860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC  860 will have on its financial statements.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation:

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND AS OF DECEMBER 31, 2008.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2009

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2009 .

PAGES	F-6 - F-24	NOTES TO FINANCIAL STATEMENTS.

F-

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: So Act Network, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of So Act Network, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2009 and 2008 and for the period from December 9, 2005(inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its inter nal control over financial reporting. Our audit included consideration or internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of So Act Network, inc. (.A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period December 9, 2005 (inception) through to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $2,555,372 for the period from December 9, 2005 (Inception) to December 31. 2009, and has a negative cash flow from operations of $177,4128 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift CPA, P.A.
Alan R. Swift, CPA, P.A.
Certified Public Accountant and Consultant

Palm Beach Gardens, Florida
March 15, 2010

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE (561) 656-0818 FAX (561) 658-0245
www.aswiftcpa.com

So Act Network, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008
Current Assets
Cash	$5,390	$33,950
Prepaid Expenses	6,714	359
Total Current Assets	12,104	34,309

Property and Equipment, net	101,072	2,437

Intangible assets	275	275

Total Assets	$113,451	$37,021

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$70,449	$860
Accrued Expenses	221,431	46,910
Loan payable - related party	159,200	3,803
Total Current Liabilities	451,080	51,573

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
188,159,714 and 181,940,000 shares issued and outstanding, respectively	188,160	181,940
Deferred Compensation	(7,587,284)	-
Additional paid-in capital	9,616,867	128,078
Subscription receivable	-	(67,750)
Deficit accumulated during the development stage	(2,555,372)	(256,820)
Total Stockholders' Deficiency	(337,629)	(14,552)

Total Liabilities and Stockholders' Deficiency	$113,451	$37,021

See accompanying notes to financial statements.

So Act Network, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period From
	For the Year Ended,		December 9, 2005 (Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009

Operating Expenses
General and Administrative	$85,842	$62,210	$106,402
Endorsement Fees	1,534,882	-	1,534,882
Consulting	287,111	-	332,011
Professional Fees	87,866	11,325	99,191
Website Development	91,854	-	91,854
Compensation	216,000	43,549	259,549
Total Operating Expenses	2,303,555	117,084	2,423,889

Loss from Operations	(2,303,555)	(117,084)	(2,423,889)

Other Income
Gain on entinguishment of debt	6,643	-	6,643
Total Other Income	6,643	-	6,643

Other Expense
Interest Expense	(1,640)	(31)	(1,671)
Total Other Expense	(1,640)	(31)	(1,671)

Provision for Income Taxes	-	-	-

Net Loss	$(2,298,552)	$(117,115)	$(2,418,917)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	183,097,488	38,818,104

See accompanying notes to financial statements.

So Act Network, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the Period from December 9, 2005 (Inception) to December 31, 2009

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	-	(300)

Net loss	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)

Net loss	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	1,700	593,300	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	936	57,546	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	30	44,970	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	30	53,070	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	100	177,900	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	100	179,900	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	2,830	5,459,070	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	30	58,170	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	920	1,793,080	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	300	599,700	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(1,100)	(383,900)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance December 31, 2009	-	$-	188,159,714	$188,160	$9,616,867	$(2,555,372)	$-	$(7,587,284)	$(337,629)

See accompanying notes to financial statements.

So Act Network, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period From
	For the Year Ended		December 9, 2005 (Inception)
	December 31, 2009	December 31, 2008	to December 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(2,298,552)	$(117,115)	$(2,418,917)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	13,058	127	13,185
In kind contribution of rent - related party	12,600	2,913	15,513
Stock issued for services	1,766,142	47,900	1,814,142
Bluesky Fees	(850)	-	(850)
Amortization of Stock Based Compensation	114,333	-	114,333
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,355)	(359)	(6,714)
Increase accounts payable	69,589	860	70,449
Increase in accrued expenses	174,521	43,760	221,431
Net Cash Used in Operating Activities	(155,514)	(21,914)	(177,428)

Cash Flows From Investing Activities:
Register of trademark	-	(275)	(275)
Purchase of equipment	(111,693)	(2,564)	(114,257)
Net Cash Used in Investing Activities	(111,693)	(2,839)	(114,532)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	165,700	18,803	184,203
Repayment of stockholder loans	(10,303)	(15,000)	(25,003)
Accrued expenses payment made by a former shareholder	-	4,400	4,400
Proceeds from issuance of stock, net of subscriptions receivable	15,500	50,500	133,750
Proceeds from collection of stock subscription	67,750	-	-
Net Cash Provided by Financing Activities	238,647	58,703	297,350

Net Increase / (Decrease) in Cash	(28,560)	33,950	5,390

Cash at Beginning of Period	33,950	-	-

Cash at End of Period	$5,390	$33,950	$5,390

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$136,455	$136,455
Stock sold for subscription	$-	$67,750	$67,750

See accompanying notes to financial statements.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

(E) Research and Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  Expenses subsequent to the launch have been expensed as website development expenses.

(F) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $8,731and $867 for the years ended December 31, 2009 and 2008, respectively.

(H) Identifiable Intangible Assets

As of December 31, 2009 and 2008, $275 and $275, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

(I) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such warrants excluded from the computations of diluted loss per share totaled 500,000 in 2009 and 0 in 2008.

(J) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”)Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	Years Ended December,
	2009	2008

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	199,766	23,100
Valuation allowance	(199,766)	(23,100)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The provision for income taxes has been computed as follows:

	2009	2008
Expected income tax recovery (expense) at the statuary rate of 34%	$781,508	$39,819
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(4354)	(16,999)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(600,488)	-
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(176,666)	(22,820)

Provision for income taxes	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029 and 2008, respectively.

The net change in the valuation allowance for the year ended December 31, 2009 and 2008 was an increase of $176,666 and $22,820, respectively.

The components of income tax expense related to continuing operations are as follows:

	2009	2008
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810 (“ASC 810), "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. ASC 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – (“ASC 860”) Transfers and Servicing. ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC  860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC  860 will have on its financial statements.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(N) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(O) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $2,555,372 for the period from December 9, 2005 (inception) to December 31, 2009, and has negative cash flow from operations of $177,428 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE – PRINCIPAL STOCKHOLDER

On May 26, 2009 the Company received $16,700 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

On May 22, 2009 the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

On May 11, 2009 the Company received $9,500 from a principal stockholder. During the year ended December 31. 2009, the Company repaid $1,500 in principal to the principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

For the year ended December 31, 2009, the Company owes $39,700 in principal and $495 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 8).

For the year ended December 31, 2008 the Company received $18,803 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal stockholder and accrued interest of $31.  For the year ended December 31, 2009, the principal portion of this principal stockholder loan balance was repaid and the Company still owes accrued interest of $31 (See Note 8).

NOTE 4	LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2009, the principal stockholder has advanced $19,500 to the Company under this line of credit agreement (See Note 8).

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  For the year ended December 31, 2009, the principal stockholder advanced the Company $100,000 under the terms of the line of credit agreement (See Note 8).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2009 the Company owes $1,176 of accrued interest on the lines of credit (See Note 8).

NOTE 5	PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, respectively, property and equipment is as follows:

	December 31, 2009	December 31, 2008

Network Development	$112,722	$1,860
Software	400	-
Office Equipment	1,135	704
Less accumulated depreciation and amortization	(13,185)	(127)

	$101,072	$2,437

Depreciation/amortization expense for year ended December 31, 2009 and 2008 was $13,058 and $127, respectively.

NOTE 6	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005 the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share) (See Note 6(D)).

For the year ended December 31, 2008 the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected.  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares ($0.0625/share). (See Note 6(D)).

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).   As a result of the forward split, the 20,000 shares were increased to 80,000 shares ($0.0625/share) (See Note 6(D)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(D)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(D)).

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares ($0.0625/share) (See Note 6(D)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).   As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 6(D)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares ($0.0625/share) (See Note 6(D)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025((See Note 6(D) and 8).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share(See Note 6(D)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 6(D)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 6(D)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 6(D)).

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009.  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 6(D) and Note 7(B)).

On August 25, 2009, the Company issued 50,000 shares of common stock having a fair value of $3,125 ($0.0625/share), based upon the fair value on the date of grant, in exchange for professional services.

On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 7(B)).

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009 the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassed to $0 (See Note 7(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 7 (B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009 the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 7 (B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  As of December 31, 2009, $11,948 is recorded as consulting expense and $166,052 is recorded as deferred compensation (See Note 7(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  As of December 31, 2009, $22,466 is recorded as consulting expense and $377,534 is recorded as deferred compensation (See Note 7(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  As of December 31, 2009, $11,096 is recorded as consulting expense and $168,904 is recorded as deferred compensation (See Note 7 (B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  As of December 31, 2009, $5,301 is recorded as consulting expense and $39,699 is recorded as deferred compensation (See Note 7(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  As of December 31, 2009, $53,100 is recorded as deferred compensation (See Note 7(B)).

On December 3, 2009, the Company issued 240,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $468,000 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $468,000 is recorded as consulting expense (See Note 7 (B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 is recorded as consulting expense (See Note 7 (B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 is recorded as consulting expense (Note 7 (B)).

On December 3, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $19,500 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,500 is recorded as consulting expense (See Note 7(B)).

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2/share) based upon fair value on the date of grant.  As of December 31, 2009, $71,111 is recorded as consulting expense and $128,889 is recorded as deferred compensation (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,400 is recorded as deferred compensation (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,400 is recorded as deferred compensation (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,400 is recorded as deferred compensation (See Note 7 (B)).

On December 30, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $965,000 is recorded as deferred compensation (See Note 7 (B)).

On December 30, 2009, the Company issued 1,000,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $1,930,000 is recorded as deferred compensation (See Note 7(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $144,750 is recorded as deferred compensation (See Note 7 (B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $144,750 is recorded as deferred compensation (See Note 7(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $965,000 is recorded as deferred compensation (See Note 7(B)).

During December, 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  As of December 31, 2009, $2,802 is recorded as consulting expense and $1,309,598 is recorded as deferred compensation (See Note 7(B)).

During December, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $34,192 is recorded as consulting expense and $1,135,808 is recorded as deferred compensation (See Note 7(B))
.
(C) Common Stock Warrants

On December 30, 2009 the Company issued 500,000 warrants under a consulting agreement. The Company recognized an expense of $823,077 for the year ended December 31, 2009.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009, dividend yield of zero, expected volatility of 112.80%; risk-free interest rates of 1.65%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.52 per share.

The following table summarizes information about warrants for the Company as of December 31, 2009.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.52	500,000	3	$0.52	500,000	$0.52

(D) Stock Split Effected in the Form of a Stock Dividend

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

(E) Amendment to Articles of Incorporation

On January 27, 2009 the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 250,000,000 common shares at a par value of $0.001 per share, and 10,000,000 preferred shares at a par value of $0.001 with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

(F) In Kind Contribution

During the fourth quarter of 2008, a former stockholder of the Company paid $4,400 of operating expenses on behalf of the Company.

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 8).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 8).

NOTE 7	COMMITMENTS

(A) Employment Agreement

 On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 8).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(B) Consulting Agreement

On January 19, 2009, the Company entered into a development services agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desires to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 6(B) and Note 6(D)).  On May 29, 2009 the Company amended the consulting agreement by reducing the hourly rate to $75 an hour and reducing the outstanding balance due by $17,163. On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 6(B)).

On January 20, 2009, the Company entered into a service agreement with a transfer agent to become the Company's transfer agent for the purpose of maintaining stock ownership and transfer records for the Company.

On September 17, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, on September 18, 2009 the Company issued 500,000 shares of common stock having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  The Company has an option to cancel the contract during the first ninety days of the agreement and 200,000 shares will be returned back to the Company.  On November 11, 2009 the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company.   As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclaseed to $0 (See Note 6(B)).

On September 18, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before December 18, 2009 in six 100,000 increments.  The Company has an option to cancel the contract at any time, in such event; the consultant will return a prorated amount of shares based on the months remaining in the consulting agreement.   On November 18, 2009 the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009 $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0(See Note 6(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On September 21, 2009, the Company entered into an eight month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before September 18, 2009, December 18, 2009 and March 18, 2010 in 200,000 increments.  The Company has an option to cancel the contract at any time and no additional stock issuances will be due.   On December 18, 2009 the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 6(B)).

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid upon the execution of the agreement and the remaining balance due upon completion (See Note 6 (B)).

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  Consulting expense of $87,805 and deferred compensation of $3,197,595 was recorded as of December 31, 2009 (See Note 6(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 240,000 shares of common stock having a fair value $468,000 ($1.95/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,500 ($1.95/share) based upon fair value on the date of grant (See Note 6 (B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 15, 2009, the Company entered into a consulting agreement with an unrelated third party to provide investor services.  The Company will receive a 10% of the gross receipts from the investor relations revenue for a two year period.  In exchange for the satisfactory services provided, on December 15, 2009, the Company issued 100,000 shares of common stock having a fair value of $200,000 ($2/share) based upon fair value on the date of grant (See Note 6(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 27, 2009, the Company entered into an endorsement agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film scripting, editing and production work.  .  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6 (B)).

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant, will be issued for an additional sponsorship commitment. The additional 1,000,000 shares will be held in escrow until June 30, 2010, at which point the unrelated party will have 15 days to accept or decline the additional shares (See Note 6 (B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided, the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/sh) based upon fair value on the date of grant, and deliverable in three increments of 25,000 shares of common stock each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two increments will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 6(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/sh) based upon fair value on the date of grant, and deliverable in three increments of 25,000 each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 6(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through December 31, 2010.  In exchange for the services provided the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/sh) based upon fair value on the date of grant (See Note 6(B)).

NOTE 8	RELATED PARTY TRANSACTIONS

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2009, the principal shareholder has advanced $19,500 to the Company under this line of credit agreement (See Note 4).

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  For the year ended December 31, 2009, the principal shareholder advanced the Company $100,000 under the terms of the line of credit agreement (See Note 4)
.
For the year ended December 31, 2009, the Company owes $1,176 of accrued interest on the lines of credit total of $119,500 (See Note 4).

On May 26, 2009 the Company received $16,700 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 22, 2009 the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On May 11, 2009 the Company received $9,500 from a principal stockholder. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

For the year ended December 31, 2009, the Company owes $39,700 in principal and $495 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 6(B) and Note 6(C)).

On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 7(A)).

For the year ended December 31, 2008 the Company received $18,803 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand. As of December 31, 2008, the Company still owes $3,803 in principal to the principal stockholder and accrued interest of $31.  For the year ended December 31, 2009, the principal portion of the  of this principal stockholder loan balance was repaid and the Company still owes accrued interest of $31 (See Note 3).

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 6(F)).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 6(F)).

NOTE 9	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 15, 2010, the date the financial statements were issued.

On January 11, 2010, the Company entered into a twelve month agreement with an unrelated third party for investor relations press release service for an annual fee for $14,250 and an initial onetime fee of $250.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On January 15, 2010, the Company entered into a celebrity endorsement agreement for a period of two years of service in exchange for 100,000 shares of common stock having a fair value of $170,000 based upon fair value on the date of grant.

On February 1, 2010, the Company entered into a twelve month consulting agreement effective February 5, 2010.  The agreement can be renewed for up to two additional years for a fee of $500 for the first renewal year and $750 for the second renewal year.

On February 8, 2010, the majority stockholder advanced the Company $6,000 under the line of credit agreement dated November 10, 2009 (See Note 4 and 8).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/sh) based upon fair value on the date of grant.

On March 1, 2010, the majority stockholder advanced the Company $150 under the line of credit agreement dated November 10, 2009 (See Note 4 and 8).

On March 3, 2010, the majority stockholder advanced the Company $20,000 under the line of credit agreement dated November 10, 2009 (See Note 4 and 8).

On March 3, 2010, the majority stockholder loaned the Company $50,000 under the line of credit agreement dated November 10, 2009 (See Note 4 and 8).  The funds were subsequently used by the Company to reduce its liabilities.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Alan R. Swift, CPA, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and their respective age as of March 29, 2010 is as follows:

NAME	AGE	POSITION

Greg Halpern	52	President, Chief Executive Officer, Chief Financial Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Greg Halpern,	2009		$0		0	0	0	0	$
CEO&CFO	2008	$43,548	0	$44,900	0	0	0	0		$88,448

(1)	The salary stated has been accrued and remains unpaid. In addition to the base salary, Mr. Greg Halpern shall be entitled to a monthly commission equal to 10% of all of our sales.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 29, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Greg Halpern Address: 10685-B Hazelcrest Drive Houston, TX 77043	174,850,000	92.38%

Common Stock	All executive officers and directors as a group	174,850,000	92.38%

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

For the year ended December 31, 2009, we received $41,200  from Mr. Greg Halpern, our principal shareholder. During the year ended December 31, 2009, the Company repaid $1,500 to Greg Halpern our principal shareholder.  Pursuant to the loan agreement, the loan bears an annual interest rate of 3.25% and is due on demand. As of December 31, 2009, we still owe $39,700  in principal and accrued interest of $495.

For the year ended December 31, 2009, we received $119,500 from Mr. Greg Halpern, our principal shareholder, by way of two lines of credits.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011 and November 11, 2011.  As of December 31, 2009 we still owe $119,500 in principal and accrued interest of $1,176.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $23,768 and $1,200 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Dated: March 29, 2010

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	March 29, 2010
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)