Form 10-K/A
period 2009-12-31
So Act Network, Inc.
filed 2010-04-01
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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

Documents Incorporated by Reference:
None.

This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2009 of So Act Networks, Inc. (the 2009 Annual Report on Form 10-K) is being filed for the purpose of correcting a typographical error in the cash flow amount contained in the Report Of Independent Registered Public Accounting Firm, as well as, the addition of pictures in Part I, Item I under the heading Description of Business. Such revised disclosure has been made to enhance the presentation of our Original Filing.

Except for the correction mentioned above, the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration or internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $2,555,372 for the period from December 9, 2005 (Inception) to December 31. 2009, and has a negative cash flow from operations of $ 177,428 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated:  April 1 , 2010

By /s/ Greg Halpern
Greg Halpern,
Chief Executive Officer,
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Halpern	Chief Executive Officer,	April 1 , 2010
Greg Halpern	Chief Financial Officer (Principal Accounting Officer)