Form 10-Q
period 2010-03-31
So Act Network, Inc.
filed 2010-05-17
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010: 219,259,714 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T.	Control and Procedures	33

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURE

i

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 AND AS OF DECEMBER 31, 2009 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	5 - 23	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

ii

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	UNAUDITED
Current Assets
Cash	$1,004	$5,390
Prepaid expenses	2,359	6,714
Total Current Assets	3,363	12,104

Property and equipment, net	91,731	101,072

Intangible assets	275	275

Total Assets	$95,369	$113,451

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$179,541	$70,449
Accrued expenses	281,357	221,431
Loan payable - related party	232,350	159,200
Total Current Liabilities	693,248	451,080

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
189,259,714 and 188,159,714 shares issued and outstanding, respectively	189,260	188,160
Deferred Compensation	(7,201,379)	(7,587,284)
Additional paid-in capital	11,028,917	9,616,867
Deficit accumulated during the development stage	(4,614,677)	(2,555,372)
Total Stockholders' Deficiency	(597,879)	(337,629)

Total Liabilities and Stockholders' Deficiency	$95,369	$113,451

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
UNAUDITED

			For the Period
			From
			December 9, 2005
	For the Three Months Ended,		(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Operating Expenses
General and administrative	$38,852	$18,934	$145,254
Endorsement fees	429,253	-	1,964,135
Consulting	1,373,226	-	1,705,237
Professional fees	33,052	15,555	132,243
Website development	129,072	-	220,926
Compensation	54,000	54,000	313,549
Total Operating Expenses	2,057,455	88,489	4,481,344

Loss from Operations	(2,057,455)	(88,489)	(4,481,344)

Other Income
Gain on extinguishment of debt	-	-	6,643
Total Other Income	-	-	6,643

Other Expense
Interest expense	(1,850)	-	(3,521)
Total Other Expense	(1,850)	-	(3,521)

Provision for Income Taxes	-	-	-

Net Loss	$(2,059,305)	$(88,489)	$(4,478,222)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	188,709,714	182,247,733

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from December 9, 2005 (Inception) to March 31, 2010

	Preferred stock		Common stock		Additional paid-in	Accumulated	Subscription	Deferred	Total Stockholder's

	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	1,700	593,300	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	936	57,546	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	30	44,970	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	30	53,070	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	100	177,900	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	100	179,900	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	2,830	5,459,070	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	30	58,170	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	920	1,793,080	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	300	599,700	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(1,100)	(383,900)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-	-

Blue Sky Fees	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance December 31, 2009	-	-	188,159,714	188,160	9,616,867	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for services ($1.24/sh)	-	-	1,000,000	1,000	1,239,000	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	100	169,900	-	-	(152,534)	17,466

In kind contribution of rent - related party	-	-	-	-	3,150	-	-	-	3,150

Deferred compensation realized	-	-	-	-	-	-	-	1,635,754	1,635,754

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(2,059,305)	-	-	(2,059,305)

Balance March 31, 2010 (UNAUDITED)	-	$-	189,259,714	$189,260	$11,028,917	$(4,614,677)	$-	$(7,201,379)	$(597,879)

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

	For the Three Months Ended		For the Period From December 9, 2005 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(2,059,305)	$(88,489)	$(4,478,222)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/amortization	9,341	211	22,526
In kind contribution of rent - related party	3,150	3,150	18,663
Stock issued for services	160,151	6,000	1,974,293
Blue Sky fees	-	(850)	(850)
Amortization of stock based compensation	1,635,754	-	1,750,087
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	4,355	(2,690)	(2,359)
Increase/(Decrease) accounts payable	109,092	35,107	179,541
Increase/(Decrease) in accrued expenses	59,926	(1,512)	281,357
Net Cash Used In Operating Activities	(77,536)	(49,073)	(254,964)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of equipment	-	(60,156)	(114,257)
Net Cash Used In Investing Activities	-	(60,156)	(114,532)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	76,150	-	260,353
Repayment of stockholder loans	(3,000)	(3,803)	(28,003)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of stock, net of subscriptions receivable	-	15,500	66,000
Proceeds from collection of stock subscription receivable	-	67,750	67,750
Net Cash Provided by Financing Activities	73,150	79,447	370,500

Net Increase / (Decrease) in Cash	(4,386)	(29,782)	1,004

Cash at Beginning of Period	5,390	33,950	-

Cash at End of Period	$1,004	$4,168	$1,004

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$258	$136,713
Stock sold for subscription	$-	$-	$67,750

See accompanying notes to condensed unaudited financial statements.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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
AS OF MARCH 31, 2010
(UNAUDITED)

(F) Research and Development

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

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.

(I) Identifiable Intangible Assets

As of March 31, 2010 and 2009, $275 and $275, respectively of costs related to registering a trademark has been capitalized.  It has been determined that the trademark has an indefinite useful life and not subject to amortization.  However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 500,000 and 0, for the three months ended March 31, 2010 and 2009, respectively.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(K) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

(N) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(O) Stock-Based Compensation

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

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $4,614,677 for the period from December 9, 2005 (inception) to March 31, 2010, and has negative cash flow from operations of $254,964 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 3	NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of March 31, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 8).

On May 11, 2009 the Company received $9,500 from the principal stockholder.  During the year ended December 31. 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 to the principal stockholder under the terms of the loan (See Note 8).

On May 22, 2009 the Company received $15,000 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

On May 26, 2009 the Company received $16,700 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 8).

As of March 31, 2010, the Company owes $36,700 in principal and $1,103 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 8).

NOTE 4	LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2010, the principal stockholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 8).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2010, the principal stockholder has advanced $95,650 to the Company under this line of credit agreement (See Note 8).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2010 the principal stockholder has advanced $0 to the Company under this line of credit agreement (See Note 8).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

As of March 31, 2010, the Company owes $195,650 in principal and $2,419 of accrued interest to the principal stockholder related to these lines of credit (See Note 8).

NOTE 5	PROPERTY AND EQUIPMENT

At March 31, 2010, and December 31, 2009, respectively, property and equipment is as follows:

	March 31, 2010	December 31, 2009

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	1,135	1,135
Less accumulated depreciation and amortization	(22,526)	(13,185)

	$91,731	$101,072

Depreciation/amortization expense for the three months ended March 31, 2010 and 2009 was $9,341 and $211 respectively.

NOTE 6	STOCKHOLDERS’ DEFICIENCY

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
AS OF MARCH 31, 2010
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

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 6(D) and Note 8).

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassed to $0 (See Note 7(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 7(B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009, the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009, $11,948 was recorded as consulting expense.  For the three months ended March 31, 2010, $21,945 is recorded as consulting expense and $144,107 is recorded as deferred compensation (See Note 7(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $22,466 was recorded as consulting expense.  For the three months ended March 31, 2010, $49,315 is recorded as consulting expense and $328,219 is recorded as deferred compensation (See Note 7(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009, $11,096 was recorded as consulting expense.  For the three months ended March 31, 2010, $22,192 is recorded as consulting expense and $146,712 is recorded as deferred compensation (See Note 7(B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the three months ended March 31, 2010, $11,096 is recorded as consulting expense and $28,603 is recorded as deferred compensation (See Note 7(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $53,100 is recorded as consulting expense (See Note 7(B)).

On December 3, 2009, the Company issued 240,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $468,000 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $468,000 was recorded as consulting expense (See Note 7(B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (Note 7(B)).

On December 3, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $19,500 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,500 is recorded as consulting expense (See Note 7(B)).

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the three months ended March 31, 2010, $128,889 is recorded as consulting expense (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $19,400 is recorded as consulting expense (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $9,700 is recorded as consulting expense, and $9,700 is recorded as deferred compensation (See Note 7(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $9,700 is recorded as consulting expense, and $9,700 is recorded as deferred compensation (See Note 7(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $707,843 is recorded as consulting expense, and $2,187,157 is recorded as deferred compensation (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $28,695 is recorded as consulting expense, and $116,055 is recorded as deferred compensation (See Note 7(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $28,695 is recorded as consulting expense, and $116,055 is recorded as deferred compensation (See Note 7(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $237,945 is consulting expense, and $727,055 is recorded as deferred compensation (See Note 7(B)).

During December, 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009, $2,802 was recorded as consulting expense.  For the three months ended March 31, 2010, $162,992 is recorded as consulting expense and $1,146,606 is recorded as deferred compensation (See Note 7(B)).

During December, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009, $34,192 was recorded as consulting expense.  For the three months ended March 31, 2010, $144,247 is recorded as consulting expense and $991,561 is recorded as deferred compensation (See Note 7(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $17,466 is recorded in consulting expense, and $152,534 is recorded as deferred compensation (See Note 7(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $142,685 is recorded as consulting expense and $1,097,315 is recorded as deferred compensation (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)
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

The following table summarizes information about warrants for the Company as of March 31, 2010.

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.52	500,000	2.75	$0.52	500,000	$0.52

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

For the three months ended March 31, 2010, the principal stockholder contributed office space with a fair value of $3,150 (See Note 8).

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid upon the execution of the agreement and the remaining balance due upon completion (See Note 6(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009, $87,805 was recorded as consulting expense.  For the three months ended March 31, 2010, $411,787 is recorded as consulting expense, and $2,785,808 is recorded as deferred compensation (See Note 6(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 6(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 240,000 shares of common stock having a fair value $468,000 ($1.95/share) based upon fair value on the date of grant (See Note 6(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,500 ($1.95/share) based upon fair value on the date of grant (See Note 6(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 6(B)).

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

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On December 27, 2009, the Company entered into an endorsement agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film scripting, editing and production work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 6(B)).

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant were issued for an additional sponsorship commitment. The additional 1,000,000 shares will be held in escrow until June 30, 2010, at which point the unrelated party will have 15 days to accept or decline the additional shares (See Note 6 (B)).
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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On January 11, 2010, the Company entered into a twelve month agreement with an unrelated third party for investor relations press release service for an annual fee of $14,250 and an initial onetime fee of $250.

On January 15, 2010, the Company entered into a two year celebrity endorsement agreement.  In total, 100,000 shares of common stock were issued having a fair value of $170,000($1.70/share) based upon fair value on the date of grant (See Note 6(B)).

On February 1, 2010, the Company entered into a twelve month consulting agreement effective February 5, 2010, with an unrelated third party to produce music compositions for a fee of $500.  The agreement can be renewed for up to two additional years for a fee of $500 for the first renewal year and $750 for the second renewal year.

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant (See Note 6(B)).

NOTE 8	RELATED PARTY TRANSACTIONS

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of March 31, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 4)

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of March 31, 2010, the principal shareholder has advanced $95,650 to the Company under this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2010 the principal stockholder has advanced $0 to the Company under this line of credit agreement (See Note 4).

For the three months ended March 31, 2010, the Company owes $195,650 in principal and $2,419 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of March 31, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 3).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On May 11, 2009 the Company received $9,500 from a principal stockholder. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 to a principal stockholder under the terms of the loan (See Note 3).

On May 22, 2009 the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 26, 2009 the Company received $16,700 from a principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

For the three months ended March 31, 2010, the Company owes $36,700 in principal and $1,103 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 6(B) and Note 6(D)).

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 7(A)).

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 6(F)).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 6(F)).

For the three months ended March 31, 2010, the principal stockholder contributed office space with a fair value of $3,150 (See Note 6(F)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 9	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2010, the date the financial statements were issued.

On April 5, 2010, the majority stockholder advanced the Company $400 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

On April 13, 2010, the majority stockholder advanced the Company $10,000 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

On April 9, 2010, the majority stockholder advanced the Company $50,000 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).  The funds were subsequently used by the Company to reduce its liabilities.
On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max.  Management is currently in the process of valuing the shares in connection with the share exchange and expects to have it completed by August 21, 2010.

In accordance with the share exchange, the former owners of the rights to Max became Executives of the Company.  The two new executives individually entered into employment agreements with the Company on May 11, 2010.  The term of the employment agreements are for ten years of service at a monthly compensation of $8,500 for each executive.  In addition, the Executives are entitled to receive 5% of all revenues derived from the sale of all products and services related to the Max Audio Technology.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we changed our name to So Act Network, Inc. and became a development stage company focused on creating an Internet search engine and networking web site.

Our website was beta tested until January 2010 at which time it was updated and is now a consumer active site. We currently have several thousand public and private members in our network utilizing the following operational features: Online Operating System, Conversations (combining chat, text and email), Connect with People, List People, Review People, Start New Groups, Communicate with Group Members, View Groups, Join Groups, Interact with Groups, Web (Search Engine), Build and Customize Profile, View Profiles, Media Drive, Web Drive, File Share, File Preview, Private Internal Network, Alerts, Send Press Releases, Review Press Releases, 1column, 2 column, 3 column, 4 column, Invite People and iPhone Safari version. We are working on and expect the following portions of the web site to be operational by mid-June 2010: Shared Desktop, Audio Video Conferencing. Our website domain name is www.SoAct.net.

Now that we have a growing membership, affiliate and reseller programs in place with Globe Newswire, and many name brands such as Priceline, Fandango, Staples, Payless and Turbo Tax revenue began to accrue in April 2010, the Company’s second quarter.

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

On May 11, we acquired the worldwide rights, title and interest to all fields of use for MAX SOUND™.  So Act intends to sell MAX SOUND™ globally to consumers as a web based audio, including mp3 conversion service through So Act’s Network, and to license MAX SOUND™ to industry leaders in Music, Film, Games, Satellite and Cable Television and the Web. MAX SOUND™ will also be embedded in consumer electronics such as mp3 players, DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Additional markets already in development are Motion Picture Soundtracks, professional recording and post-production to enhance modern music, to restore legacy recordings, and for use by broadcasters to enable the transmission of the highest fidelity audio using the least amount of bandwidth.

MAX SOUND™ is an industry game changer with the potential to benefit major players that have a device or technology that records, processes or plays back sound, including Apple iPod, iTunes, iPad, iPhone, Microsoft, MySpace, Google Android and YouTube. There is no existing competition for MAX SOUND™.

"MAX SOUND™ is a significant breakthrough in sound processing based on the physics of acoustics rather than the age old traditional methods which use electronics and compression.  For the listener, MAX SOUND™ processed audio provides unparalleled fidelity, improved harmonics, significantly enhanced dynamic range, clearer instrument and voice separation and lifelike natural realism.

About MAX SOUND™ (Patent Pending) Technology

MAX SOUND™ is a sound recording and playback technology that improves audio quality with no increase in file size or transmission channel bandwidth. Destined to become the new standard in engineering all digital audio formats, MAX SOUND™ is a significant breakthrough in sound processing based on the physics of acoustics rather than using electronics and compression. There is no specialized decoder necessary for playback on ANY audio system.

We know of no other technology today that can deliver audio as MAX SOUND™ can. SOAN is concentrating on two initial markets to provide revenue streams for MAX SOUND™’s products and services.

In the first market, the technology will soon be made available to the general public via the internet. This will allow users such as the average musician with a band, the opportunity to make their music sound as if they were recorded in a professional studio. Songwriters can benefit by having a much more “polished” production for whatever purposes. Anyone who wants to make a movie of any kind can have great sounding audio that normally would cost thousands of dollars or more. In a nutshell, any consumer who wants professional sounding audio can get it for a small, reasonable fee.

In the second market, MAX SOUND™ is marketing the use of the technology to creators of film and music content and using the technology in their final product. This market is ready for MAX SOUND™ today because it works with existing playback technology. There is no current competitor that can provide the level of sound quality and end user experience of MAX SOUND™.

SOAN will be licensing MAX SOUND™ to manufacturers of compressed audio players.

SOAN anticipates rapid revenue growth driven by the consumer demand for a “maximum audio” experience, combined with the rapid and continuing expansion of the use of compressed audio in mp3 players, DVDs, video games, satellite television, internet streaming, and radio.

Over the past 15 years, several trends have greatly impacted the entertainment industry that drives demand for MAX SOUND™ technology:

•	increasing demand for “compressed” i.e. lower quality but convenient entertainment products via download

•	increased demand for new digital formats such as DVD/Blu-Ray content

•	growth of “Surround Sound” in the motion picture industry

•	growth of “Surround Sound” in home audio

•	growth in demand for Re-mastering Services

•	growth of the Internet Streaming of movies and music content

•	growth of the HD market in broadcast and consumer electronics (high bandwidth video with low bandwidth audio)

Increased Demand for “Compressed” Content

The CD and DVD standards for music and video use large file sizes that are not practical for download, broadcast, wireless, internet, and satellite distribution. Broadcasters and distributors compress audio and video to varying degrees to minimize transmission time and/or required bandwidth.

MAX SOUND™ has the following benefits:

•	High resolution audio reproduction with an Omni-directional sound field using only two speakers

•	“Real” three dimensional sound field, versus artificial sound field created by competing technologies

•	More realistic “live performance” quality of all recordings with optimal dynamic range, bass response, and overall clarity

•	Greatly reduces listener fatigue

•	Less hearing damage at high volumes

SOAN is targeting direct relationships with individual manufacturers such as Apple and Sony and partnerships with OEM chip manufacturers such as Cirrus Logic and Texas Instruments.

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 Company from the previous owners.  Since that date, we have completed financing to raise initial start-up money for the building of our network and to start our operations.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the prime rate. We have entered into three Credit Line Agreements with Greg Halpern. The first two have been used by the Company for $100,000 each and they will mature and expire in 2011. The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000. All three agreements accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. Although we believe that the $200,000 already used and the $500,000 just issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our network, the Company anticipates pursuing additional financing in 2010 to expand the network functionality and begin aggressively marketing the network to new potential members.

The hosting needs of the company have been prepaid through June 24, 2010. This leaves only the cost of operations (which is primarily salary and the expense of being public). This includes all salary abated until the company can afford to pay Greg Halpern, its one employee, after all other expenses of the company are paid and there is a surplus.

Over the next twelve months, we expect to grow our member database substantially and to generate significant revenue. We are continually improving our Network and focusing on marketing what we offer to the world. We expect our financial requirements to increase with those additional expenses which are funded by loans from Mr. Halpern based on existing lines of credit.  We are also considering various private funding opportunities.

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

	For the Three Months Ended March 31,
	2010	2009

Operating Expenses
General and Administrative	$38,852	$18,934
Endorsement Fees	429,253	-
Consulting	1,373,226	-
Professional Fees	33,052	15,555
Website Development	129,072	-
Compensation	54,000	54,000
Total Operating Expenses	2,057,455	88,489

Loss from Operations	(2,057,455)	(88,489)

Other Expense	(1,850)	-
Provision for Income Taxes

Net Loss	$(2,059,305)	$(88,489)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	188,709,714	182,247,733

For the Three Months ended March 31, 2010 and for the Three Months ended March 31, 2009

General and Administrative Expenses: Our general and administrative expenses were $38,852 for the Three Months ended March 31, 2010 and $18,934 for the Three Months ended March 31, 2009, representing an increase of $19,918 as a result of our expenses on operations which include the cost of public relations activities, stock issued for services, and other expenses associated with implementing our business plan.

Endorsement Fees:  Our endorsement fees were $429,253 for the Three Months ended March 31, 2010, compared to $0 for the Three Months ended March 31, 2009, representing an increase of $429,253 as a result of the expenses associated with the additional promotions and endorsements.

Consulting Fees:  Our consulting fees were $1,373,226 for the Three Months ended March 31, 2010, compared to $0 for the Three Months ended March 31, 2009, representing an increase of $1,373,226 as a result of the expenses associated with the additional consulting fees relating to promotional and marketing services.

Professional Fees: Our professional fees were $33,052 for the Three Months ended March 31, 2010, compared to $15,555 for the Three Months ended March 31, 2009, representing an increase of $17,497 as a result of the expenses associated with the preparation of our financial statements and regulatory filings.

Website Development Fees:  Our website development fees were $129,072 for the Three Months ended March 31, 2010, compared to $0 for the Three Months ended March 31, 2009, representing an increase of $129,072 as a result of the expenses associated with website development.

Compensation: Our compensation expenses were $54,000 for the Three Months ended March 31, 2010 and $54,000 for the Three Months ended March 31, 2009, representing an increase of $0. The expense is monthly compensation payable to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the Three Months ended March 31, 2010 was $2,059,305, compared to $88,489 for the Three Months ended March 31, 2009. The increase in net loss was the result of the substantial increase in our operating expenses, specifically consulting and endorsement fee expenses, as a result of the implementation of our business plan.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $4,614,677 for the period from December 9, 2005 (inception) to March 31, 2010, and has negative cash flow from operations of $254,964 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of March 31, 2010, the principal portion of this principal stockholder loan balance has been repaid.

On May 11, 2009 the Company received $9,500 from the principal stockholder.  During the year ended December 31. 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 to the principal stockholder under the terms of the loan.

On May 22, 2009 the Company received $15,000 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.

On May 26, 2009 the Company received $16,700 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.

As of March 31, 2010, the Company owes $36,700 in principal and $1,103 of accrued interest to the principal stockholder related to these principal stockholder loans.

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of March 31, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of March 31, 2010, the principal shareholder has advanced $95,650 to the Company under this line of credit agreement.

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2010 the principal stockholder has advanced $0 to the Company under this line of credit agreement.

As of March 31, 2010, the Company owes $195,650 in principal and $2,419 of accrued interest to the principal stockholder related to these lines of credit.

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025.

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913.

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600.

For the three months ended March 31, 2010, the principal stockholder contributed office space with a fair value of $3,150
.
Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Revenue Recognition:  The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the Three Months ended March 31, 2010 and 2009, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $17,466 is recorded in consulting expense, and $152,534 is recorded as deferred compensation.

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the three months ended March 31, 2010, $142,685 is recorded as consulting expense and $1,097,315 is recorded as deferred compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)         Exhibits

              31.1 Certification of Greg Halpern, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934

              32.1 Certification of Greg Halpern, Chief Executive Officer of the Registrant, pursuant to Rules 13a-14(B) and 15(d)-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SO ACT NETWORK, INC.

Date: May 17, 2010	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director