Form 10-Q
period 2010-06-30
So Act Network, Inc.
filed 2010-08-16
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 223,045,221 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4T.	Control and Procedures	36

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

SIGNATURE

i

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 AND AS OF DECEMBER 31, 2009 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 - 26	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	UNAUDITED
Current Assets
Cash	$1,591	$5,390
Prepaid expenses	471	6,714
Total Current Assets	2,062	12,104

Property and equipment, net	83,746	101,072

Intangible assets	7,500,275	275

Total Assets	$7,586,083	$113,451

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$178,037	$70,449
Accrued expenses	58,080	221,431
Loan payable - related party	274,050	159,200
Total Current Liabilities	510,167	451,080

Commitments and Contingencies

Stockholders' Deficiency

Preferred stock, $0.001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value; 295,000,000 shares authorized,
220,195,221 and 188,159,714 shares issued and outstanding, respectively	220,196	188,160
Deferred compensation	(5,368,055)	(7,587,284)
Additional paid-in capital	18,844,073	9,616,867
Deficit accumulated during the development stage	(6,620,298)	(2,555,372)
Total Stockholders' Equity/(Deficiency)	7,075,916	(337,629)

Total Liabilities and Stockholders' Equity/(Deficiency)	$7,586,083	$113,451

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Six Months Ended,		For the Period From December 9, 2005 (Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$2,358	$-	$2,358	$-	$2,358

Operating Expenses
General and administrative	29,694	4,728	68,546	15,408	174,948
Endorsement fees	485,804	-	915,057	-	2,449,939
Consulting	1,385,433	-	2,758,659	-	3,090,670
Professional fees	20,466	23,150	53,518	42,682	152,709
Website development	30,337	-	159,409	-	251,263
Compensation	54,000	58,378	108,000	116,655	367,549
Total Operating Expenses	2,005,734	86,256	4,063,189	174,745	6,487,078

Loss from Operations	(2,003,376)	(86,256)	(4,060,831)	(174,745)	(6,484,720)

Other Income
Gain on extinguishment of debt	-	-	-	-	6,643
Total Other Income	-	-	-	-	6,643

Other Expense
Interest expense	(2,245)	(94)	(4,095)	(94)	(5,766)
Total Other Expense	(2,245)	(94)	(4,095)	(94)	(5,766)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(2,005,621)	$(86,350)	$(4,064,926)	$(174,839)	$(6,483,843)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	207,221,761	182,284,000	197,917,638	182,265,967

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to June 30, 2010

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	100	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	100	-	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	100	-	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	100	-	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	44,900	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	473	117,777	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	12	2,988	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	136,455	-	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	181,940	128,078	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	62	15,438	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	24	5,976	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	1,700	593,300	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	936	57,546	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	30	44,970	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	30	53,070	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	100	177,900	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	100	179,900	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	2,830	5,459,070	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	30	58,170	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	920	1,793,080	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	300	599,700	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(1,100)	(383,900)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	258	(258)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	188,160	9,616,867	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	1,000	1,239,000	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	100	169,900	-	-	(152,534)	17,466

Common stock issued for services ($0.25/sh)	-	-	40,000	40	9,960	-	-	-	10,000

Common stock issued for cash ($0.25/sh)	-	-	100,000	100	24,900	-	-	-	25,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	30,000	7,470,000	-	-	-	7,500,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	946	282,706	-	-	-	283,652

Stock offering costs	-	-	-	-	(2,500)				(2,500)

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(150)	150	-	-	-	-

Warrants issued for services	-	-	-	-	26,790	-	-	-	26,790

In kind contribution of rent - related party	-	-	-	-	6,300	-	-	-	6,300

Deferred compensation realized	-	-	-	-	-	-	-	3,469,078	3,469,078

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(4,064,926)	-	-	(4,064,926)

Balance, June 30, 2010 (UNAUDITED)	-	$-	220,195,221	$220,196	$18,844,073	$(6,620,298)	$-	$(5,368,055)	$7,075,916

See accompanying notes to condensed unaudited financial statements

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

	For the Six Months Ended		For the Period From December 9, 2005 (Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(4,064,926)	$(174,839)	$(6,483,843)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	18,826	429	32,011
In kind contribution of rent - related party	6,300	6,300	21,813
Stock issued for services	170,151	6,000	1,984,293
Warrants issued for services	26,790	-	26,790
Bluesky Fees	(2,500)	(850)	(3,350)
Amortization of Stock Based Compensation	3,469,078	-	3,583,411
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	6,243	(5,790)	(471)
Increase/(Decrease) accounts payable	107,588	38,639	178,037
Increase/(Decrease) in accrued expenses	120,301	56,714	341,732
Net Cash Used In Operating Activities	(142,149)	(73,397)	(319,577)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property and equipment	(1,500)	(64,818)	(115,757)
Net Cash Used In Investing Activities	(1,500)	(64,818)	(116,032)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	136,550	41,200	320,753
Repayment of stockholder loans	(21,700)	(3,803)	(46,703)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of stock, net of subscriptions receivable	25,000	15,500	91,000
Proceeds from collection of stock subscription receivable	-	67,750	67,750
Net Cash Provided by Financing Activities	139,850	120,647	437,200

Net Increase / (Decrease) in Cash	(3,799)	(17,568)	1,591

Cash at Beginning of Period	5,390	33,950	-

Cash at End of Period	$1,591	$16,382	$1,591

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$258	$136,713
Stock sold for subscription	$-	$-	$67,750

During the six months ended June 30, 2010, the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in the Max audio technology with a value of $7,500,000.

During the six months ended June 30, 2010, the shareholder of the Company converted $283,652 of accrued compensation into 945,507 shares of the Company's stock.

See accompanying notes to condensed unaudited financial statements

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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
AS OF JUNE 30, 2010
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

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $2,358 and $0 for the six months ended June 30, 2010 and 2009, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $0 and $0 for the six months ended June 30, 2010 and 2009, respectively.

(I) Identifiable Intangible Assets

As of June 30, 2010 and 2009, $7,500,275 and $275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 650,000 and 0, for the six months ended June 30, 2010 and 2009, respectively.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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
AS OF JUNE 30, 2010
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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $6,620,298 for the period from December 9, 2005 (inception) to June 30, 2010, and has negative cash flow from operations of $319,577 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 3	NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of June 30, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 9).

On May 11, 2009, the Company received $9,500 from the principal stockholder.  During the year ended December 31. 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  In June of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan (See Note 9).

On May 22, 2009 the Company received $15,000 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

On May 26, 2009 the Company received $16,700 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the term of this loan (See Note 9).

As of June 30, 2010, the Company owes $18,000 in principal and $1,340 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4	LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2010, the principal stockholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2010, the principal stockholder has advanced $100,000 to the Company under this line of credit agreement (See Note 9).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2010 the principal stockholder has advanced $56,050 to the Company under this line of credit agreement (See Note 9).

As of June 30, 2010, the Company owes $256,050 in principal and $4,426 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

NOTE 5	PROPERTY AND EQUIPMENT

At June 30, 2010, and December 31, 2009, respectively, property and equipment is as follows:

	June 30, 2010	December 31, 2009

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	1,135	1,135
Domain Name	1,500	-
Less accumulated depreciation and amortization	(32,012)	(13,185)

	$83,746	$101,072

Depreciation/amortization expense for the six months ended June 30, 2010 and 2009 was $18,826 and $429 respectively.

NOTE 6	CONVERTIBLE DEBT

On June 28, 2010, the Company entered into an agreement where the Company will issue up to $50,000 in a convertible note.  The note matures on March 30, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  As of June 30, 2010, the Company did not receive any proceeds from the note payable and thus the balance as of June 30, 2010, was $0.  In July of 2010, the Company received $47,000 in proceeds pursuant to the note payable. (See Note 10)

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 7	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share) (See Note 7(D)).

For the year ended December 31, 2008, the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected.  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares ($0.0625/share). (See Note 7(D)).

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).   As a result of the forward split, the 20,000 shares were increased to 80,000 shares ($0.0625/share) (See Note 7(D)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 7(D)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 7(D)).

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares ($0.0625/share) (See Note 7(D)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).   As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 7(D)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares ($0.0625/share) (See Note 7(D)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On May 27, 2010 the Company issued 100,000 shares of common stock and 100,000 warrants for cash of $22,500 net of $2,500 finder’s fee ($.0.50/share) (See note 7(C)).

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025((See Note 7(D) and Note 9).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7(D)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7(D)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7(D)).

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7(D)).

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009.  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7D) and Note 8(B)).

On August 25, 2009, the Company issued 50,000 shares of common stock having a fair value of $3,125 ($0.0625/share), based upon the fair value on the date of grant, in exchange for professional services.

On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassed to $0 (See Note 8(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 8(B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009, the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 8(B)).

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009, $11,948 was recorded as consulting expense.  For the six months ended June 30, 2010, $44,134 is recorded as consulting expense and $121,918 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $22,466 was recorded as consulting expense.  For the six months ended June 30, 2010, $99,178 is recorded as consulting expense and $278,356 is recorded as deferred compensation (See Note 8(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009, $11,096 was recorded as consulting expense.  For the six months ended June 30, 2010, $44,630 is recorded as consulting expense and $124,274 is recorded as deferred compensation (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the six months ended June 30, 2010, $22,315 is recorded as consulting expense and $17,384 is recorded as deferred compensation (See Note 8(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $53,100 is recorded as consulting expense (See Note 8(B)).

On December 3, 2009, the Company issued 240,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $468,000 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $468,000 was recorded as consulting expense (See Note 8(B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (See Note 8(B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (Note 8(B)).

On December 3, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $19,500 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,500 is recorded as consulting expense (See Note 8(B)).

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the six months ended June 30, 2010, $128,889 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $1,431,593 is recorded as consulting expense, and $1,463,407 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $57,709 is recorded as consulting expense, and $87,041 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $57,709 is recorded as consulting expense, and $87,041 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $478,534 is consulting expense, and $486,466 is recorded as deferred compensation (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009, $2,802 was recorded as consulting expense.  For the six months ended June 30, 2010, $376,046 is recorded as consulting expense and $933,552 is recorded as deferred compensation (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009, $34,192 was recorded as consulting expense.  For the six months ended June 30, 2010, $290,096 is recorded as consulting expense and $845,712 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $38,658 is recorded in consulting expense, and $131,342 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the six months ended June 30, 2010, $448,438 is recorded as consulting expense and $791,562 is recorded as deferred compensation (See Note 8(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement for consulting and business services.  As part of the agreement, the Company issued 40,000 shares as a nonrefundable retainer fee having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  (See Note 8(B)).

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

On June 1, 2010 the Company issued 40,000 warrants under a consulting agreement. The Company recognized an expense of $7,184 for the six months ended June 30, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 145.70%; risk-free interest rates of 1.26%, expected life of three years.  The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On May 27, 2010 the Company issued 100,000 warrants under a consulting agreement. The Company recognized an expense of $17,824 for the six months ended June 30, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 152.80%; risk-free interest rates of 1.35%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

On May 27, 2010 the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,782 for the six months ended June 30, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 152.80%; risk-free interest rates of 1.35%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

The following table summarizes information about warrants for the Company as of June 30, 2010.

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.52	500,000	2.50	$0.52	500,000	$0.52
$0.50	40,000	2.92	$0.50	40,000	$0.50
$0.50	110,000	2.91	$0.50	110,000	$0.50

In connection with the warrants issued for services, the Company has an aggregate of 650,000 and 0 warrants outstanding as June 30, 2010, and 2009, respectively.  As of June 30, 2010, the Company has reserved 650,000 shares of common stock for the future exercise of the warrants.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

On June 2, 2010, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 295,000,000 common shares at a par value of $0.001 per share.

(F) In Kind Contribution

During the fourth quarter of 2008, a former stockholder of the Company paid $4,400 of operating expenses on behalf of the Company.

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 9).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 9).

For the six months ended June 30, 2010, the principal stockholder contributed office space with a fair value of $6,300 (See Note 9).

(G) Share Conversion

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation in 945,507 shares of common stock at $0.30 per share.  (See Note 9).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(H) Share Exchange

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share).  (See Note 8(B)).

NOTE 8	COMMITMENTS

(A) Employment Agreement

On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 9).

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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On September 17, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, on September 18, 2009 the Company issued 500,000 shares of common stock having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  The Company has an option to cancel the contract during the first ninety days of the agreement and 200,000 shares will be returned back to the Company.  On November 11, 2009 the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company.   As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclaseed to $0 (See Note 7(B)).

On September 18, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before December 18, 2009 in six 100,000 increments.  The Company has an option to cancel the contract at any time, in such event; the consultant will return a prorated amount of shares based on the months remaining in the consulting agreement.   On November 18, 2009 the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009 $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0(See Note 7(B)).

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

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid upon the execution of the agreement and the remaining balance due upon completion (See Note 7(B)).

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009, $87,805 was recorded as consulting expense.  For the six months ended June 30, 2010, $876,399 is recorded as consulting expense, and $2,321,196 is recorded as deferred compensation (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 7(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 240,000 shares of common stock having a fair value $468,000 ($1.95/share) based upon fair value on the date of grant (See Note 7(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,500 ($1.95/share) based upon fair value on the date of grant (See Note 7(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 7(B)).

On December 15, 2009, the Company entered into a consulting agreement with an unrelated third party to provide investor services.  The Company will receive a 10% of the gross receipts from the investor relations revenue for a two year period.  In exchange for the satisfactory services provided, on December 15, 2009, the Company issued 100,000 shares of common stock having a fair value of $200,000 ($2/share) based upon fair value on the date of grant (See Note 7(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 7(B)).

On December 27, 2009, the Company entered into an endorsement agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 7(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film scripting, editing and production work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant, were issued for an additional sponsorship commitment. The additional 1,000,000 shares will be held in escrow until June 30, 2010, at which point the unrelated party will have 15 days to accept or decline the additional shares.

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided, the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant, and deliverable in three increments of 25,000 shares of common stock each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two increments will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 7(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided, the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant, and deliverable in three increments of 25,000 each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 7(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through December 31, 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant (See Note 7(B)).

On January 11, 2010, the Company entered into a twelve month agreement with an unrelated third party for investor relations press release service for an annual fee of $14,250 and an initial onetime fee of $250.

On January 15, 2010, the Company entered into a two year celebrity endorsement agreement.  In total, 100,000 shares of common stock were issued having a fair value of $170,000($1.70/share) based upon fair value on the date of grant (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On February 1, 2010, the Company entered into a twelve month consulting agreement effective February 5, 2010, with an unrelated third party to produce music compositions for a fee of $500.  The agreement can be renewed for up to two additional years for a fee of $500 for the first renewal year and $750 for the second renewal year.

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant (See Note 7(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants. (See Note 7(B) and (C).

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share).  (See Note 7(H)).

In accordance with the share exchange, the former owners to the rights of Max became Executives of the Company.  The two new executives individually entered into employment agreements with the Company on May 11, 2010.  The term of the employment agreements are for ten years of service at a monthly compensation of $8,500 for each executive.  In addition, the Executives are entitled to receive 5% of all revenues derived from the sale of all products and services related to the Max Audio Technology.

On April 15, 2010, the Company entered into a finder’s fee agreement.  For each qualified investor introduced to the Company by the consultant, the Company will pay a 10% fee in cash equal to 10% of the dollar amount of securities purchased,  In addition, the Company will pay a 10% fee in warrants equal to 10% of the number of shares of stock purchased.

NOTE 9	RELATED PARTY TRANSACTIONS

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement.  (See Note 4).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2010, the principal shareholder has advanced $100,000 to the Company under this line of credit agreement.  (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2010 the principal stockholder has advanced $56,050 to the Company under this line of credit agreement.  (See Note 4).

As of June 30, 2010, the Company owes $256,050 in principal and $4,426 of accrued interest to the principal stockholder related to these lines of credit.  (See Note 4).

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of June 30, 2010, the principal portion of this principal stockholder loan balance has been repaid.  (See Note 3).

On May 11, 2009, the Company received $9,500 from a principal stockholder. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 in principal to a principal stockholder under the terms of the loan.  In June 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  (See Note 3).

On May 22, 2009, the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  (See Note 3).

On May 26, 2009, the Company received $16,700 from a principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the terms of this loan.  (See Note 3).

As of June 30, 2010, the Company owes $18,000 in principal and $1,340 of accrued interest to the principal stockholder related to these principal loans.  (See Note 3).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 7(B) and Note 7(D)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 8(A)).

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 7(F)).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 7(F)).

For the six months ended June 30, 2010, the principal stockholder contributed office space with a fair value of $6,300 (See Note 7(F)).

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation in 945,507 shares of common stock at $0.30 per share.  (See Note 7(G)).

NOTE 10	SUBSEQUENT EVENTS

On July 23, 2010, the Company issued 100,000 shares of common stock and 100,000 warrants for cash of $25,000 ($0.25/share).

On August 5, 2010, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants for cash of $250,000 ($0.25/share)

In July of 2010, the Company received $47,000 pursuant to the convertible note payable dated June 28, 2010.  (See Note 6)

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as a compensation of services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.

During the months of July and August 2010, the Company repaid $49,800 in principal to the principal stockholder under the terms of the line of credits.

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

Our website was beta tested until January 2010 at which time it was updated and is now a consumer active site. We currently have several thousand public and private members in our network utilizing the following operational features: Online Operating System, Conversations (combining chat, text and email), Connect with People, List People, Review People, Start New Groups, Communicate with Group Members, View Groups, Join Groups, Interact with Groups, Web (Search Engine), Build and Customize Profile, View Profiles, Media Drive, Web Drive, File Share, File Preview, Private Internal Network, Alerts, Send Press Releases, Review Press Releases, 1column, 2 column, 3 column, 4 column, Invite People and iPhone Safari version. We are working on the following portions of the web site: Shared Desktop, Audio Video Conferencing. Our website domain name is www.SoAct.net.

As of April 2010, we have begun to generate revenue as a result of having membership, affiliate and reseller programs in place with Globe Newswire, and many name brands such as Priceline, Fandango, Staples, Payless and Turbo Tax.

By the 4th quarter of this fiscal year, we expect to generate revenue from low membership fees ranging from $1 to $8 for members who choose to upgrade their file storage size above the current free two gigabyte space provided to all members. We believe there is a sizable audience of people in the world who are actively working to solve problems, expand their reach or grow their business in a spam free and ad free environment. SoAct.Net aims to provide a solution for these businesses.  As evidenced by our growing number of affiliate and reseller programs, we believe there is an opportunity to generate revenue with green, eco-friendly companies who can reach socially conscious consumers and problem solvers that we feel currently use our network and its substantial resources.

On May 11, we acquired the worldwide rights, title and interest to all fields of use for MAX SOUND™

So Act intends to sell MAX SOUND™ globally to consumers as a web based audio, including mp3 conversion service through So Act’s Network, and to license MAX SOUND™ to industry leaders in music, film, games, satellite and cable television and the web. MAX SOUND™ will also be embedded in consumer electronics such as mp3 players, DVD players, DVD recorders, audio/video receivers, television sets, set-top boxes, video game consoles, personal audio and video players, personal computers and in-car entertainment systems. Additional markets already in development are motion picture soundtracks, professional recording and post-production to enhance modern music and to restore legacy recordings and for use by broadcasters to enable the transmission of the highest fidelity audio using the least amount of bandwidth.

MAX SOUND™ is an industry game changer with the potential to benefit major players that have a device or technology that records, processes or plays back sound. Such technology includes Apple iPod, iTunes, iPad, iPhone, Microsoft, MySpace, Google Android and YouTube.

"MAX SOUND™ is a significant breakthrough in sound processing based on the physics of acoustics rather than the age old traditional methods which use electronics and compression, For the listener, MAX SOUND™ processed audio provides unparalleled fidelity, improved harmonics, significantly enhanced dynamic range, clearer instrument and voice separation and lifelike natural realism.

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

We are not aware of any other technology available today that can deliver audio such as MAX SOUND™. SOAN is concentrating on two initial markets to provide revenue streams for MAX SOUND™’s products and services.

In the first market, the technology will soon be made available to the general public via the internet. This will allow users such as the average musician with a band, the opportunity to make their music sound as if they were recorded in a professional studio. Songwriters can benefit by having a much more “polished” production for whatever purposes. Typical movie sound audio costs thousands of dollars. MAX SOUND™ costs less than the typical movie sound audio currently available to consumers.

In the second market, MAX SOUND™ is marketing the use of the technology to creators of film and music content and using the technology in their final product. This market is ready for MAX SOUND™ today because it works with existing playback technology. We know of no current competitor that can provide the level of sound quality and end user experience of MAX SOUND™.

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

The hosting needs of the company have been prepaid through June 24, 2011. Our costs of operations include salary and expenses related to being a public company.  All salary payments to Greg Halpern, our CEO, have been abated until all of our payables are current and revenue in excess of current expenses is generated.

Over the next twelve months, we expect to grow our member database substantially and to generate significant revenue. We are continually improving our Network and focusing on marketing what we offer to the world. We expect our financial requirements to increase with funding from loans from Mr. Halpern, as well as the potential for private funding opportunities.

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

	For the Six Months Ended June 30,
	2010	2009

Revenue	$2,358

Operating Expenses
General and Administrative	68,546	15,408
Endorsement Fees	915,057	-
Consulting	2,758,659	-
Professional Fees	53,518	42,682
Website Development	159,409	-
Compensation	108,000	116,655
Total Operating Expenses	4,063,189	174,745

Loss from Operations	(4,060,831)	(174,745)

Other Expense
Interest Expense	(4,095)	(94)
Total Other Expense	(4,095)	(94)

Provision for Income Taxes	-	-

Net Loss	$(4,064,926)	$(174,839)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	197,917,638	182,265,967

For the Six Months ended June 30, 2010 and for the Six Months ended June 30, 2009

General and Administrative Expenses: Our general and administrative expenses were $68,546 for the Six Months ended June 30, 2010 and $15,408 for the Six Months ended June 30, 2009, representing an increase of $53,138 as a result of our expenses on operations which include the cost of public relations activities, stock issued for services, and other expenses associated with implementing our business plan.

Endorsement Fees:  Our endorsement fees were $915,057 for the Six Months ended June 30, 2010, compared to $0 for the Six Months ended June 30, 2009, representing an increase of $915,057 as a result of the expenses associated with the additional promotions and endorsements.

Consulting Fees:  Our consulting fees were $2,758,659 for the Six Months ended June 30, 2010, compared to $0 for the Six Months ended June 30, 2009, representing an increase of $2,758,659 as a result of the expenses associated with the additional consulting fees relating to promotional and marketing services.

Professional Fees: Our professional fees were $53,518 for the Six Months ended June 30, 2010, compared to $42,682 for the Six Months ended June 30, 2009, representing an increase of $10,836 as a result of the expenses associated with the preparation of our financial statements and regulatory filings.

Website Development Fees:  Our website development fees were $159,409 for the Six Months ended June 30, 2010, compared to $0 for the Six Months ended June 30, 2009, representing an increase of $159,409 as a result of the expenses associated with website development.

Compensation: Our compensation expenses were $108,000 for the Six Months ended June 30, 2010 and $116,655 for the Six Months ended June 30, 2009, representing a decrease of $8,655. The expense is monthly compensation payable to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the Six Months ended June 30, 2010 was$4,064,926, compared to $174,839 for the Six Months ended June 30, 2009. The increase in net loss was the result of the substantial increase in our operating expenses, specifically consulting and endorsement fee expenses, as a result of the implementation of our business plan.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $6,620,298 for the period from December 9, 2005 (inception) to June 30, 2010, and has negative cash flow from operations of $319,577 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of June 30, 2010, the principal portion of this principal stockholder loan balance has been repaid.

On May 11, 2009 the Company received $9,500 from the principal stockholder.  During the year ended December 31. 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan. In June 2010, the Company repaid an additional $3,000 in principal to the principal stockholder under the terms of the loan.

On May 22, 2009 the Company received $15,000 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.

On May 26, 2009 the Company received $16,700 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand. In May 2010, the Company repaid $15,700 in principal to the principal stockholder under the terms of the loan.

As of June 30, 2010, the Company owes $18,000 in principal and $1,340 of accrued interest to the principal stockholder related to these principal stockholder loans.

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2010, the principal shareholder has advanced $100,000 to the Company under this line of credit agreement.

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2010 the principal stockholder has advanced $56,050 to the Company under this line of credit agreement.

As of June 30, 2010, the Company owes $256,050 in principal and $4,426 of accrued interest to the principal stockholder related to these lines of credit.  We believe the line of credit agreements discussed above will be adequate sources of cash for the next twelve months of operations.

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

On May 11, 2010, the Company entered into an employment agreement with Lloyd Trammell.    Pursuant to our Agreement with Mr. Trammell, he will be employed as the Chief Technical Officer of Max Sound. Mr. Trammell’s employment has a term of ten (10) years with an initial base compensation of $8,500 per month. In addition, to the base salary, Mr. Trammell is entitled to and shall receive a monthly commission equal to 5% of all revenues derived from the sales of all products and services related to Max Sounds. Such commissions shall be payable in cash, capital stock or any combination thereof at the Mr. Trammell’s discretion. Further, he shall be entitled to and shall receive a yearly bonus equal to 5% of such amount of the total revenues derived from the sales of all products related to Max Sound that is over one million dollars. Upon completion of fund raising by the Company of five million dollars, Mr. Trammell shall receive a one-time bonus of $250,000 in cash within 30 days of closing of such financing.

On May 11, 2010, the Company entered into an agreement with Robert Wolff.  Pursuant to the agreement Mr. Wolf will be employed as the Company’s Chief Business Officer. Mr. Wolff’s employment has a term of ten (10) years with an initial base compensation of $8,500 per month. In addition, to the base salary, he shall be entitled to and shall receive a monthly commission equal to 5% of all revenues derived from the sales of all products and services related to Max Sounds. Such commissions shall be payable in cash, capital stock or any combination thereof at Mr. Wolff’s discretion. Further, he shall be entitled to and shall receive a yearly bonus equal to 5% of such amount of the total revenues derived from the sales of all products related to Max Sound that is over one million dollars. Upon completion of fund raising by the Company of five million dollars, Mr. Wolff shall receive a one-time bonus of $50,000 in cash within 30 days of closing of such financing.

On May 27, 2010, the Company entered into a Subscription Agreement with Charles Schleicher of S&S Capital Investments, Ltd. for the purchase of 100,000 shares of the Company’s common stock at the purchase price of $0.25 per share, totaling $25,000.

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants.

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation into 945,507 shares of common stock at $0.30 per share.  As of August 16, 2010, the shares have not been issued.

On July 23, 2010, the Company issued 100,000 shares of common stock and 100,000 warrants for cash of $25,000 ($0.25/share).

On August 5, 2010, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants for cash of $250,000 ($0.25/share)

In July of 2010, the Company received $47,000 pursuant to the convertible note payable dated June 28, 2010.

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as a compensation of services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.

For the three months ended June 30, 2010, the principal stockholder contributed office space with a fair value of $6,300.

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

Revenue Recognition:  The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had revenue of $2,358 and $0, for the Six Months ended June 30, 2010 and 2009, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2009, the Company issued 100,000 shares of the Company’s restricted common stock to Venture Point Network (“VPN”), pursuant to a joint-venture agreement (the “Agreement”). Management has decided to delay the implementation of the services called for in the Agreement, as the services being offered by VPN are not necessarily in tandem with the Company’s needs at this time.

We have not yet delivered the shares. We were not obligated to do so until they provided the investor list and did the marketing. We have delayed those activities until we can assess the value to the company which we have been unable to do thus far.

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the Six months ended June 30, 2010, $17,466 is recorded in consulting expense, and $152,534 is recorded as deferred compensation.

On February 17, 2010, the Company entered into a twelve months consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the Six months ended June 30, 2010, $142,685 is recorded as consulting expense and $1,097,315 is recorded as deferred compensation.

On May 11, 2010, the Company entered into an Agreement and Plan of Asset Acquisition (“Agreement”) with Audio Genesis Group, LLC, (“AGG”) a California limited liability company which is the  holder of the rights to Max Audio Technology (“MAX”) as well Lloyd Trammell, the inventor and owner of 80% of the total ownership interest in MAX (hereinafter “INV”) and Robert Wolff, the business partner of 20% of the total ownership interest in MAX (hereinafter “BUS”). Whereas, AGG, INV and BUS (collectively hereinafter “AIB”) together own all right title and interest to all fields of us and 100% of the ownership interest of the asset MAX and  whereby the Company has agreed to acquire MAX in a stock-for-asset exchange in accordance with the respective corporation laws in their state, upon consummation of which all of the MAX ownership interest shall be owned by SOAN, and all such ownership interest shall be exchanged for 30,000,000 unregistered shares of par value $.0001 common shares of SOAN.  The common shares are to be issued within three days of the closing of the Agreement to Lloyd Trammell (24,000,000 shares) and Robert Wolff (6,000,000 shares).

On May 27, 2010, the Company entered into a Subscription Agreement with Charles Schleicher of S&S Capital Investments, Ltd. for the purchase of 100,000 shares of the Company’s common stock at the purchase price of $0.25 per share, totaling $25,000.

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants.

On July 23, 2010, the Company issued 100,000 shares of common stock and 100,000 warrants for cash of $25,000 ($0.25/share).

On August 5, 2010, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants for cash of $250,000 ($0.25/share)

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as a compensation of services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.

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

SO ACT NETWORK, INC.

Date: August 16, 2010	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director