Form 10-Q
period 2010-09-30
So Act Network, Inc.
filed 2010-11-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 223,025,723 shares of Common Stock.

SO ACT NETWORK, INC.

FORM 10-Q
September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4T.	Control and Procedures	37

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Removed and Reserved	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURE

Item 1. Financial Information

SO ACT NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGES	5 - 28	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	UNAUDITED
Current Assets
Cash	$15,609	$5,390
Accounts receivable, net	448	-
Prepaid expenses	11,489	6,714
Total Current Assets	27,546	12,104

Property and equipment, net	75,097	101,072

Other Assets
Security deposit	3,710	-
Intangible assets	7,500,275	275
Total Other Assets	7,503,985	275

Total Assets	$7,606,628	$113,451

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$156,997	$70,449
Deferred revenue	594	-
Accrued expenses	164,317	221,431
Derivative liability	6,863	-
Convertible note payable - net of debt discount	45,382	-
Loan payable - related party	161,750	159,200
Total Current Liabilities	535,903	451,080

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
220,505,221 and 188,159,714 shares issued and outstanding, respectively	22,051	18,816
Deferred compensation	(3,095,138)	(7,587,284)
Additional paid-in capital	17,409,237	9,786,211
Subscription receivable	-	-
Deficit accumulated during the development stage	(7,265,425)	(2,555,372)
Total Stockholders' Equity / (Deficiency)	7,070,725	(337,629)

Total Liabilities and Stockholders' Equity / (Deficiency)	$7,606,628	$113,451

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,		For the Period From
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	December 9, 2005 (Inception) to September 30, 2010

Revenue	$7,576	$-	$9,934	$-	$9,934

Operating Expenses
General and administrative	93,619	18,882	162,165	33,290	268,567
Endorsement fees	443,362	-	1,358,419	-	2,893,301
Consulting	11,449	100,667	2,770,108	101,667	3,102,119
Professional fees	45,438	42,972	98,956	85,654	198,147
Website development	-	-	159,409	-	251,263
Amortization of Debt Discount	2,194	-	2,194	-	2,194
Compensation	54,000	58,131	162,000	174,786	421,549
Total Operating Expenses	650,062	220,652	4,713,251	395,397	7,137,140

Loss from Operations	(642,486)	(220,652)	(4,703,317)	(395,397)	(7,127,206)

Other Income
Gain on extinguishment of debt	-	6,643	-	6,643	6,643
Total Other Income	-	6,643	-	6,643	6,643

Other Expense
Interest expense	(2,590)	(651)	(6,685)	(745)	(8,356)
Change in fair value of embedded derivative liability	(51)	-	(51)	-	(51)
Total Other Expense	(2,641)	(651)	(6,736)	(745)	(8,407)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(645,127)	$(214,660)	$(4,710,053)	$(389,499)	$(7,128,970)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	219,991,814	182,839,730	205,006,017	182,457,287

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to September 30, 2010

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Common stock issued for services ($0.25/sh)	-	-	40,000	4	9,996	-	-	-	10,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Common stock issued for services ($0.20/sh)	-	-	110,000	11	21,989				22,000

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880				300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990				19,000

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)
									-
Stock offering costs	-	-	-	-	(8,000)				(8,000)

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	5,254,193	5,254,193

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(4,710,053)	-	-	(4,710,053)

Balance, September 30, 2010 (UNAUDITED)	-	$-	220,505,221	$22,051	$17,409,237	$(7,265,425)	$-	$(3,095,138)	$7,070,725

See accompanying notes to condensed unaudited financial statements.

So Act Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended		For the Period From
	September 30, 2010	September 30, 2009	December 9, 2005 (Inception) to September 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(4,710,053)	$(389,499)	$(7,128,970)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	28,525	3,755	41,710
In kind contribution of rent - related party	9,450	9,450	24,963
Stock issued for services	211,151	64,482	2,025,293
Warrants issued for services	10,559	-	10,559
Bluesky Fees	(400)	(850)	(1,250)
Amortization of stock based compensation	3,811,995	95,667	3,926,328
Security deposit	(3,710)	-	(3,710)
Amortization of debt discount	2,194	-	2,194
Change in fair value of derivative liability	51	-	51
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(448)	-	(448)
(Increase)/Decrease in prepaid expenses	(4,775)	(41,927)	(11,489)
Increase/(Decrease) in deferred revenue	594	-	594
Increase/(Decrease) accounts payable	86,548	4,441	156,997
Increase/(Decrease) in accrued expenses	226,538	115,496	447,969
Net Cash Used In Operating Activities	(331,781)	(138,985)	(509,209)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(2,550)	(111,693)	(116,807)
Net Cash Used In Investing Activities	(2,550)	(111,693)	(117,082)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	200,350	146,200	384,853
Repayment of stockholder loans	(197,800)	(8,803)	(223,103)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertrible note	50,000		50,000
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	292,000	15,500	358,000
Proceeds from collection of stock subscription receivable	-	67,750	67,750
Net Cash Provided by Financing Activities	344,550	220,647	641,900

Net Increase / (Decrease) in Cash	10,219	(30,031)	15,609

Cash at Beginning of Period	5,390	33,950	-

Cash at End of Period	$15,609	$3,919	$15,609

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$258	$136,713
Stock sold for subscription	$-	$-	$67,750

During the nine months ended September 30, 2010, the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in the Max audio technology with a value of $7,500,000.

During the nine months ended September 30, 2010, the shareholder of the Company converted $283,652 of accrued compensation into 945,507 shares of the Company's stock.

See accompanying notes to condensed unaudited financial statements.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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
AS OF SEPTEMBER 30, 2010
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

(G) Concentration of Credit Risk

At September 30, 2010, 100% of Accounts Receivable is due from one customer.

At September 30, 2010, 20% of sales earned was from Customer A.

(H) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $9,934 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

(I) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $13,646 and $1,286 for the nine months ended September 30, 2010 and 2009, respectively.

(J) Identifiable Intangible Assets

As of September 30, 2010 and 2009, $7,500,275 and $275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share related to the stock warrants totaled 1,760,000 and 0, and 660,502 and 0 shares issuable upon the conversion of convertible debt for the nine months ended September 30, 2010 and 2009, respectively.

(L) Income Taxes

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

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(N) Recent Accounting Pronouncements

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)
(O) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable accrued expenses, and stockholder loans, approximate fair value due to the relatively short period to maturity for this instrument.

(P) Stock-Based Compensation

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

(Q) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(R) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $7,265,425 for the period from December 9, 2005 (inception) to September 30, 2010, and has negative cash flow from operations of $509,209 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3         NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of September 30, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 9).

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

As of September 30, 2010, the Company owes $18,000 in principal and $1,487 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4         LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25% (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25% (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25% (See Note 9).

As of September 30, 2010, the Company owes $143,750 in principal and $5,907 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5	PROPERTY AND EQUIPMENT

At September 30, 2010, and December 31, 2009, respectively, property and equipment is as follows:

	September 30, 2010	December 31, 2009

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	2,185	1,135
Domain Name	1,500	-
Less accumulated depreciation and amortization	(41,710)	(13,185)

	$75,097	$101,072

Depreciation/amortization expense for the nine months ended September 30, 2010 and 2009, was $28,525 and $3,755, respectively.

NOTE 6	CONVERTIBLE DEBT

On June 28, 2010, the Company entered into an agreement where the Company will issue up to $50,000 in a convertible note.  The note matures on March 30, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In July of 2010, the Company received $50,000 in proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $6,812.  The Company recorded a related debt discount of $6,812, which is amortized over the life of the debt.  For the three months ended September 30, 2010, the Company amortized $2,194 of debt discount.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

At September 30, 2010, the Company remeasured the derivative liability and recorded a fair value of $6,863.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a loss totaling $51 for the period ended September 30, 2010. The following management assumptions were considered:

Exercise price	$0.08
Expected dividends	0%
Expected volatility	172.27%
Risk fee interest rate	0.27%
Expected life of warrant in days	181

NOTE 7	STOCKHOLDERS’ DEFICIENCY

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

On May 27, 2010 the Company issued 100,000 shares of common stock and 100,000 warrants for cash of $25,000 ($0.25/share). The Company paid a $2,500 finder’s fee associated with this sale of stock. Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share. (See note 7(C)).

On July 23, 2010, the Company issued one unit; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $25,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share.

On August 5, 2010, the Company issued 10 units; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $250,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share.

During the period ended September 30, 2010 the Company paid direct offering costs of $400 related to the securities sold.

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009, $11,948 was recorded as consulting expense.  For the nine months ended September 30, 2010, $66,567 is recorded as consulting expense and $99,485 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $22,466 was recorded as consulting expense.  For the nine months ended September 30, 2010, $149,588 is recorded as consulting expense and $227,946 is recorded as deferred compensation (See Note 8(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009, $11,096 was recorded as consulting expense.  For the nine months ended September 30, 2010, $67,315 is recorded as consulting expense and $101,589 is recorded as deferred compensation (See Note 8(B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the nine months ended September 30, 2010, $33,657 is recorded as consulting expense and $6,042 is recorded as deferred compensation (See Note 8(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $53,100 is recorded as consulting expense (See Note 8(B)).

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
AS OF SEPTEMBER 30, 2010
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

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the nine months ended September 30, 2010, $128,889 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  Per the agreement, the Company held 1,000,000 shares in escrow.  In July of 2010, the Company cancelled the escrow shares and the 1,000,000 shares were returned to the Company's treasury and no additional shares associated with this agreement were or will be delivered to the consultant.  For the nine months ended September 30, 2010, $721,098 is recorded as consulting expense, and $243,902 is recorded as deferred compensation (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $87,042 is recorded as consulting expense, and $57,708 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $87,042 is recorded as consulting expense, and $57,708 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $721,767 is consulting expense, and $243,233 is recorded as deferred compensation (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009, $2,802 was recorded as consulting expense.  For the nine months ended September 30, 2010, $542,661 is recorded as consulting expense and $766,937 is recorded as deferred compensation (See Note 8(B)).

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009, $34,192 was recorded as consulting expense.  For the nine months ended September 30, 2010, $437,548 is recorded as consulting expense and $698,260 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $60,083 is recorded in consulting expense, and $109,917 is recorded as deferred compensation (See Note 8(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $757,589 is recorded as consulting expense and $482,411 is recorded as deferred compensation (See Note 8(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement for consulting and business services.  As part of the agreement, the Company issued 40,000 shares as a nonrefundable retainer fee having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  (See Note 8(B)).

On August 1, 2010, the Company issued 100,000 shares of common stock for consulting services having a fair value of $20,000 ($0.20/share) based upon fair value on the grant date (See Note 8(B)).

On September 1, 2010, the Company issued 100,000 shares of common stock for consulting services having a fair value of $19,000 ($0.19/share) based upon fair value on the grant date (See Note 8(B)).

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

On June 1, 2010 the Company issued 40,000 warrants under a consulting agreement. The Company recognized an expense of $7,184 for the nine months ended September 30, 2010.  The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 145.70%; risk-free interest rates of 1.26%, expected life of three years.  The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

On May 27, 2010 the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,782 for the nine months ended September 30, 2010.  The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 152.80%; risk-free interest rates of 1.35%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

On July 23, 2010 the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,593 for the nine months ended September 30, 2010.  The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 172.90%; risk-free interest rates of 0.94%, expected life of three years.  The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share.

The following tables summarize all warrant grants as of September 30, 2010 and December 31, 2009, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2009	-
Granted	1,760,000
Exercised	-
Forfeited	-
Balance at September 30, 2010	1,760,000
Options Exercisable at September 30, 2010	1,760,000	$0.51
Weighted Average Fair Value of Options Granted During 2010		$0.51

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.51	1,760,000	2.67	$0.51	1,760,000	$0.51

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

In connection with the warrants issued for cash and services, the Company has an aggregate of 1,760,000 and 0 warrants outstanding as September 30, 2010, and 2009, respectively.  As of September 30, 2010, the Company has reserved 1,760,000 shares of common stock for the future exercise of the warrants.

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

On September 20, 2010, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital and a change in the par value per share. The authorized capital stock increased to 400,000,000 common shares at a par value of $0.0001 per share.

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

For the nine months ended September 30, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 9).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

(G) Share Conversion

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation in 945,507 shares of common stock at $0.30 per share (See Note 9).

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

On October 13, 2008 the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the nine months ended September 30, 2010, the Company has recorded $162,000 in compensation expense (See Note 9).

(B)	Consulting Agreement

On January 19, 2009, the Company entered into a development services agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desires to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 7(B) and Note 7(D)).  On May 29, 2009 the Company amended the consulting agreement by reducing the hourly rate to $75 an hour and reducing the outstanding balance due by $17,163. On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

On September 21, 2009, the Company entered into an eight month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before September 18, 2009, December 18, 2009, and March 18, 2010 in 200,000 increments.  The Company has an option to cancel the contract at any time and no additional stock issuances will be due.  On December 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassed to $0 (See Note 7(B)).

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid upon the execution of the agreement and the remaining balance was paid in March of 2010 (See Note 7(B)).

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  (See Note 7(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided, the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 7(B)).

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

On December 15, 2009, the Company entered into a consulting agreement with an unrelated third party to provide investor services.  The Company will receive a 10% of the gross receipts from the investor relations revenue for a two year period.  In exchange for the satisfactory services provided, on December 15, 2009, the Company issued 100,000 shares of common stock having a fair value of $200,000 ($2.00/share) based upon fair value on the date of grant (See Note 7(B)).

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
AS OF SEPTEMBER 30, 2010
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

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant, were issued for an additional sponsorship commitment. The additional 1,000,000 shares will be held in escrow until June 30, 2010, at which point the unrelated party will have 15 days to accept or decline the additional shares. As of September 30, 2010, the shares were returned back to the Company’s treasury due to non-performance of services and no additional shares will be issued.

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
AS OF SEPTEMBER 30, 2010
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

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants (See Note 7(B) and Note 7(C).

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

On April 15, 2010, the Company entered into a finder’s fee agreement.  For each qualified investor introduced to the Company by the consultant, the Company will pay a 10% fee in cash equal to 10% of the dollar amount of securities purchased,  In addition, the Company will pay a 10% fee in warrants equal to 10% of the number of shares of stock purchased.

On August 1, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement, the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as compensation for services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.  For the period ended September 30, 2010, the Company issued 200,000 shares of common stock having a value of $39,000 based upon recent market value ($0.20/share and $0.19/share)) (See Note 7(B)).

On August 17, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  The agreement shall remain in effect until terminated.  In exchange for the services provided, the consultant will receive a $500 monthly allowance for general expenses.  In addition, for all the new business brought to the Company, the consultant will receive a 10% compensation for each gross dollar received by the Company.

(C) Operating Lease Agreements

On September 1, 2010 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease will begin on October 1, 2010 and expires on September 30, 2013.  Total base rent due during the term of the lease is $134,880.

NOTE 9         RELATED PARTY TRANSACTIONS

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%. (See Note 4).

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

SO ACT NETWORK, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

As of September 30, 2010, the Company owes $143,750 in principal and $5,907 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of September 30, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 3).

On May 11, 2009, the Company received $9,500 from a principal stockholder. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  On January 4, 2010 the Company repaid $3,000 in principal to a principal stockholder under the terms of the loan.  In June 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan (See Note 3).

On May 22, 2009, the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 26, 2009, the Company received $16,700 from a principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand.  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the terms of this loan (See Note 3).

As of September 30, 2010, the Company owes $18,000 in principal and $1,487 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

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
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 7(F)).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 7(F)).

For the nine months ended September 30, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 7(F)).

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation in 945,507 shares of common stock at $0.30 per share.  (See Note 7(G)).

NOTE 10       SUBSEQUENT EVENTS

During October and November of 2010, the principal stockholder loaned Company  $75,200 and was repaid $20,800 under the terms of the line of credits.

On October 1, 2010, the Company issued 100,000 shares of common stock for consulting services having a fair value of $18,000 ($0.18/share) based upon fair value on the grant date (See Note 8(B)).

On October 27, 2010, the Company entered into a two year agreement with an unrelated third party to provide public relations services.  The agreement will automatically renew for successive 6 month terms unless terminated, as mentioned herein.  Upon the execution of the agreement, the Company will grant the consultant the right to purchase 5,000,000 shares of Company’s common stock at $0.0001 per share.  The Company will grant the consultant the right to purchase additional shares, based on the funding raised by the consultant.  The additional shares will be calculated based on 10% of the funds raised at $0.25 per share.  In the event that the Company has not received and accepted within 90 days of the signing of this agreement at least $2,500,000 of funding, the consultant's right to purchase 5,000,000 shares at $0.0001 will terminate, and the consultant will be granted a warrant to purchase 2,500,000 shares at $0.25/share and a second warrant of 2,500,000 shares at $0.50/share will be granted.  Additionally, in the event that the Company has not received and accepted within 90 days of signing of this agreement at least 1,000,000 of funding, the right to purchase 5,000,000 shares at $0.0001 will terminate, and the consultant will be granted a warrant to purchase 2,500,000 shares at $0.50 per share.

On November 8, 2010, the Company entered into a two year agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company within two weeks of signing of this agreement will issue 1,000,000 shares of common stock having a fair value of $180,000 ($0.18/share) based upon fair value on the date of grant.   In addition, the Company within two weeks of signing of this agreement will issue an additional 1,000,000 shares of common stock having a fair value of $180,000 ($0.18/share) based upon fair value on the date of grant.  These additional shares vest 250,000 per quarter over the next 12 months.  In addition, the Company will accrue $6,000 per month as an additional compensation until the Company’s funding closed.

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

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represented 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO, CFO, and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

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

On May 11, 2010 we acquired the worldwide rights, title and interest to all fields of use for MAX SOUND™

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

In the first market, the technology will soon be made available to the general public via the internet. This will allow users, such as the average musician with a band, the opportunity to make their music sound as if they were recorded in a professional studio. Songwriters can benefit by having a much more “polished” production for whatever purposes. Typical movie sound audio costs thousands of dollars. MAX SOUND™ costs less than the typical movie sound audio currently available to consumers.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an interest at the prime rate. We have entered into three Credit Line Agreements with Greg Halpern. The first two were issued for $100,000 each and they will mature and expire in 2011. The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000. All three agreements accrue interest at the prime rate. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the current prime rate, it is estimated that the prime rate shall be 3.25% but that may be subject to adjustment based on market factors and the fluctuation of the prime rate. Although we believe that the $143,750 already used, and the $500,000 just issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our network, the Company anticipates pursuing additional financing in 2011 to expand the network functionality and begin aggressively marketing the network to new potential members.

The hosting needs of the company have been prepaid through June 24, 2011. Our costs of operations include salary and expenses related to being a public company.  All salary payments to Greg Halpern, our CEO, have been abated until all of our payables are current and revenue in excess of current expenses is generated.

Over the next twelve months, we expect to grow our member database substantially.. We are continually improving our Network and focusing on marketing what we offer to the world. We expect our financial requirements to increase with funding from loans from Mr. Halpern, as well as the potential for private funding opportunities.

In the event that we are not able to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover all our costs. Over the next twelve months, our focus is to: (i) upgrade the website to provide more sales opportunities; (ii) generate more revenue potential through private labeling our network for small businesses; and (iii) and work to increase the network to a large audience of members.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Nine months ended September 30,
	2010	2009
Revenue	$9,934	-

Operating Expenses
General and Administrative	162,165	33,290
Endorsement Fees	1,358,419	-
Consulting	2,770,108	101,667
Professional Fees	98,956	85,654
Amortization of Debt Discount	2,194	-
Website Development	159,409	-
Compensation	162,000	174,786
Total Operating Expenses	4,713,251	395,397

Loss from Operations	(4,703,217)	(395,397)

Other Income
Gain on Extinguished Debt	-	6,643
Total Other Income	-	6,643

Other Expense
Interest Expense	(6,685)	(745)
Change in fair value of embedded derivative liability	(51)
Total Other Expense	(6,736)	(745)

Provision for Income Taxes	-	-

Net Loss	$(4,710,053)	$(389,499)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	205,006,017	182,457,287

For the Nine months ended September 30, 2010 and for the Nine months ended September 30, 2009

General and Administrative Expenses: Our general and administrative expenses were $162,165 for the nine months ended September 30, 2010 and $33,290 for the nine months ended September 30, 2009, representing an increase of $128,875  as a result of our expenses on operations which include the cost of public relations activities, stock issued for services, and other expenses associated with implementing our business plan.

Endorsement Fees:  Our endorsement fees were $1,358,419 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009, representing an increase of $1,358,419 as a result of the expenses associated with the additional promotions and endorsements.

Consulting Fees:  Our consulting fees were $2,770,108 for the nine months ended September 30, 2010, compared to $101,667 for the nine months ended September 30, 2009, representing an increase of $2,668,441 as a result of the expenses associated with the additional consulting fees relating to promotional and marketing services.

Professional Fees: Our professional fees were $98,956 for the nine months ended September 30, 2010, compared to $85,654 for the nine months ended September 30, 2009, representing an increase of $13,302 as a result of the expenses associated with the preparation of our financial statements and regulatory filings.

Website Development Fees:  Our website development fees were $159,409 for the nine months ended September 30, 2010, compared to $0 for the nine months ended September 30, 2009, representing an increase of $159,409 as a result of the expenses associated with website development.

Compensation: Our compensation expenses were $162,000 for the nine months ended September 30, 2010 and $174,786 for the nine months ended September 30, 2009, representing a decrease of $12,786. The expense is monthly compensation payable to Mr. Greg Halpern, our President and CEO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the nine months ended September 30, 2010 was $4,710,053, compared to $389,499 for the nine months ended September 30, 2009. The increase in net loss was the result of the substantial increase in our operating expenses, specifically consulting and endorsement fee expenses, as a result of the implementation of our business plan.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $7,265,425 for the period from December 9, 2005 (inception) to September 30, 2010, and has negative cash flow from operations of $509,209 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of September 30, 2010, the principal portion of this principal stockholder loan balance has been repaid.

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

As of September 30, 2010, the Company owes $18,000 in principal and $1,487 of accrued interest to the principal stockholder related to these principal stockholder loans.

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of September 30, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of September 30, 2010, the principal shareholder has advanced $43,750 to the Company under this line of credit agreement.

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of September 30, 2010 the principal stockholder has advanced $0 to the Company under this line of credit agreement.

As of September 30, 2010, the Company owes $143,750 in principal and $5,907 of accrued interest to the principal stockholder related to these lines of credit.  We believe the line of credit agreements discussed above will be adequate sources of cash for the next twelve months of operations.

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

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as compensation for services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.

For the three months ended September 30, 2010, the principal stockholder contributed office space with a fair value of $9,450.

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

Revenue Recognition:  The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had revenue of $9,934 and $0, for the nine months ended September 30, 2010 and 2009, respectively.

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

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $60,083 is recorded in consulting expense, and $109,917 is recorded as deferred compensation.

On February 17, 2010, the Company entered into a twelve months consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the nine months ended September 30, 2010, $757,589 is recorded as consulting expense and $482,411 is recorded as deferred compensation.

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

On May 27, 2010, the Company entered into a Subscription Agreement with Charles Schleicher of S&S Capital Investments, Ltd. for the purchase of 100,000 shares of the Company’s common stock and 100,000 warrants for cash of $25,000 ($0.25/share).

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

On August 5, 2010, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants for cash of $250,000 ($0.25/share).

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as compensation for services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.

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

SO ACT NETWORK, INC.

Date: November 15, 2010	By:	/s/ Greg Halpern
Greg Halpern Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) Director