Form 10-K
period 2010-12-31
Max Sound Corp
filed 2011-03-31
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51886

MAX SOUND CORPORATION
(Exact name of issuer as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10685-B Hazelhurst Drive #6572 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
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

As of March 31, 2011, the registrant had 230,731,371 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.          BUSINESS

Description of Our Business

Overview

We were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The original business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and networking web site. In January of 2010, the Company launched their Internet search engine and networking website (www.soact.net).  On May 11, 2010, the Company acquired the worldwide rights, title, and interest to all fields of use for Max Sound®.

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the Max Sound® technology.  Our current website (www.maxsound.com) is used to showcase the Max Sound® technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

Max Sound® Corporation owns the worldwide rights to all fields of use to Max Sound® HD Audio which was invented by Lloyd Trammell, the top sound designer and audio engineer who developed and sold the first working Surround Sound System to Hughes Aircraft.  Mr. Trammell, who is now the CTO of Max Sound® also developed MIDI for Korg and owns five patents in dimensional sound processing.  Max Sound® is to Audio what High Definition is to video.  Max Sound® works by converting all audio files to their highest possible acoustically perfect equivalent without increasing files size or bandwidth usage.

Max Sound® is pursuing 12 vertical markets with interest from the dominant players who the Company believes presently have no other viable, equivalent solution for their audio technology needs. The Company believes that each of these markets present significant opportunities for developing revenue from licensing fees and recurring revenue streams. Max Sound® has opened its office and post-production studio in Santa Monica, California in the heart of the entertainment industry where a majority of multi-media trends are developed and popularized prior to proliferating into the consumer mainstream.

The Company plans to expand its' infrastructure quickly and use what we believe is a first mover advantage to allow us to capture partnerships and alliances with established companies in the audio technology industry. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the growing Video-Over-Internet phenomenon.

We began our operations on October 8, 2008 when we purchased the Form 10 Company from the previous owners.  Since that date, we have completed financing to raise initial start-up money for the building of our Internet search engine and social networking and to start our operations.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of the loans bears an  interest rate equal to the primate rate as of the date of issuance. We have also entered into three Credit Line Agreements with Greg Halpern. The first two have been used by the Company for $100,000 each and they will mature and expire in 2011. The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012. All three Credit Line Agreements accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. Although, we believe that the $200,000 already used and the $500,000 subsequently issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our technology products and services, the Company anticipates pursuing additional financing in 2011 to continue building Max Sound HD Audio Technology and aggressively marketing it to Multi-Media Industry Users of Audio and Audio with Video products.

Max Sound® (MAX) is engaged in activities to sell and license  products and services based on its patent-pending Max Sound® technology for sound recording and playback that dramatically improves the listener’s experience.  The Company is marketing Max Sound® on the basis that it is to audio what HD is to video.  Max Sound® technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with Max Sound® will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with Max Sound® will hear the other person's voice as if they are speaking directly in front of them.  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, Internet Video and Audio, and consumer electronics.

Max Sound® Benefits:
• Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth
• High resolution audio reproduction with an omni-directional sound field using only two speakers
• “Real” three dimensional sound field, versus artificial sound field created by competing technologies
• More realistic “live performance” quality of all recordings with optimal dynamic range, bass response, and overall clarity

Max Sound® Markets:
• Licensing the technology to creators of film, music, broadcast, and gaming content and selling them the service of applying the Max Sound® technology to their end product. Max Sound® is fully compatible with existing playback technology. No current competitor can provide the level of sound quality and end user experience that Max Sound® delivers. Max Sound® technology is ready for these markets now.

• Licensing the technology to manufacturers of consumer electronics products such as portable mp3 players.

Max Sound® Revenue Model:

•
MAX anticipates revenue growth driven by the rapid expansion of the demand for compressed audio and video. Additionally, Max Sound® has a business model similar to Dolby Laboratories, Inc. and DTS, Inc. capable of delivering gross margins between 70% and 80%.

•	MAX designs, manufactures and sells products and services applicable to the motion picture, broadcast, music, and video game industries to improve audio fidelity.

Max Sound® Dynamic Software Module: Max Sound has delivered and is  working to implement a Codec for all Internet applications to process all audio/video content streamed or downloaded by consumers. One of the viable target candidates is YouTube, which delivers more than 40% of the video viewed on the global Internet today. Companies selling downloaded MP3’s are also expected to find immense value in our technology due to their dominance in web-based audio and video. This Module is a lossless dynamic process requiring no destructive encoding or decoding and needs no additional hardware or critical monitoring stage after processing. Finally, no specialized decoder is necessary on any audio system!

Max Sound® Processing Services: The Max Sound® Process Server is a rack-mountable hardware product that is used by MAX engineers to “polish” motion picture audio to deliver the highest fidelity. For creators and producers of new content, the Processing Service maximizes sound quality within the least possible bandwidth. This improves the overall quality of the listeners  experience when going to the theatre. MAX engineers perform the service of polishing audio using our own Max Sound® Processing Computer.

Max Sound® Embedded Chip Solution: The Max Sound® Embedded Chip technology is being designed to restore the natural sound field, causing compressed audio to sound like the original audio at playback time in any device. The audio does not have to be pre-processed or encoded. The Chip is being designed to be imbedded into TV Receivers, Digital Projection TVs, LCD TVs, Plasma TVs, Component DVD Players/Recorders, DVD Recorders, Set-Top Boxes, Personal Video Recorders (PVRs), Direct Broadcast Satellite (DBS) Receivers, Personal Computers, Satellite Radio Receivers, Mobile Video Devices, Domestic Factory Installed Auto Sound, Camcorders, MP3 Players, Electronic Gaming Hardware, Wireless Telephones, Cell Phones, and Personal Digital Assistants (PDAs).

Technology
Max Sound® is a unique approach to processing sound, based on the physics of acoustics rather than electronics. Remarkably simple to deploy, Max Sound® is a new technology that dramatically raises the standard for sound quality, with no increase in file size or transmission channel bandwidth! In fact, audio processed with Max Sound can be lowered in size. This is accomplished by processing audio with our proprietary, patent-pending process. This embedded and duplicating format either remains the same, or can be converted to whatever format the user desires, while retaining unparalleled fidelity and dynamic range.

Max Sound® restores the original recorded acoustical space in any listening environment. Max Sound® is the only technology that both aligns phase and corrects phase distortion in a completed recording. Max Sound® supplies missing audio content by adding acoustics and frequency response lost in the original recording or in the compression and transmission processes. Max Sound® corrects and optimizes harmonic content and low frequency responses, greatly enhancing acoustic accuracy and reducing ear fatigue.

Max Sound® integrates time, phase, harmonics, dynamics, and sub-harmonic region optimizations in a fully dynamic fashion. Max Sound® is a lossless dynamic process, requiring no destructive encoding/decoding process. Max Sound® needs no additional hardware or critical monitoring stage after processing. Finally, no specialized decoder is necessary for playback on any audio system! The end result is that every aspect of audio processed with Max Sound®  - voice, instrument, or special effects -sounds refreshingly clear, realistic, and natural. Max Sound® technology creates an optimum sound field throughout every listening environment – from the corners of a theater; on your living room couch; to the back seat of your car.

Market
Max Sound® products and services  are designed and intended to solve problems and add value to audio components of several separate industries, including consumer electronics, motion picture, broadcasting, video game, recording, cell phone, internet, and VOIP applications.

•	The “Consumer Electronics Association Sales and Forecast January 2008” states that total factory sales of Consumer Electronics was $161B in 2007 and is forecasted to grow to $171B in 2008.
•	According to the Motion Picture Association of America, total worldwide box office sales in 2006 were approximately $25 billion.
•	According to Mindbranch, the value of worldwide shipments of electronic gaming equipment reached $12.6 billion in 2005 and is forecast to reach $22.1 billion by 2011.
•	According to Mindbranch, the value of handheld consoles reached $4.2 billion in 2005 and is projected to grow to $7.2 billion by 2011.
•	According to Mindbranch, the value of games and software for computer platforms amounted to $3.4 billion in 2005 and is projected to grow to $7.5 billion by 2011.
•
According to The Recording Industry Association of America, total U.S. music industry revenues in 2006 were approximately $11.5 billion. According to EMI Group LLC Chairman Eric Nicoli, the size of the global recorded music market is $34 billion.

These target markets total over $200B in annual revenue.

Competition
Max Sound Management believes there are no current competitors capable of delivering the high quality of audio products and services produced by the company. There are three companies we consider direct competitors that offer similar, but we believe inferior, products to our target market: Dolby Laboratories, Inc., DTS, Inc and SRS Labs, Inc. In addition, there are several companies that we believe have the skills and resources to possibly offer the same or similar products or services at some point in the future. In addition to our direct competitors, potential competitors are Creative Technology, Ltd., Bose Corporation and Cirrus Logic Inc. Of our potential customer base, Sony might develop competitive products or services in the future.

Max Sound may compete directly with Dolby Industries, Inc. and DTS, Inc. Dolby Laboratories, Inc. in the development and delivery of products and technologies for the entertainment industry worldwide primarily with regard to consumer retail movies and CDs.

DTS, Inc. engages in the development, marketing, and licensing of digital audio technologies, products, and services to consumer electronics, and professional audio and related industries worldwide.

We believe we will eventually succeed over our competition for three reasons; (1) Max Sound® technology delivers the best sound quality available today, (2) Max Sound® does not require any additional equipment in theatres, CD or DVD players, and (3) Max Sound® can lower file size to save on bandwidth  while producing audio that is far superior to our competitors.

Intellectual Property

Max Sound and HD Audio technologies and designs are Patent Pending and Trademarked. On February 8, 2011 the words Max Sound was issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705 and the words HD Audio are pending under serial number 85232456 for the following applications - Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio.; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio.; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

Research and Development

Throughout 2010, in addition to acquiring and building out Max Sound, which is now our primary focus, the Company  continued to build out and acquire other holdings, which are now a critical part of our research and development for our Max Sound marketing efforts. They consist of -

TRENDINGTOPIX.COM
Competing with major websites for top 10 rankings in Google has become near impossible. Our software monitors the top Google Trends, finds related videos on YouTube, and automatically embeds these videos as content on our websites. Then it adds our proprietary algorithm giving us top 10 rankings for long-tail keywords phrases related to the most popular trending searches on Google resulting in large numbers of visitors per month that we potentially can convert into customers of our products and services

SELFBRANDEDBLOGS.COM
Creating a website for your business can be a complicated and a confusing process. The average website can cost well over $2,500 and will often take weeks to complete. Our proprietary software will build fully customized, SEO optimized, premium websites in less than a minute for free. When launched, the Company  intends to charge and receive a $125 hosting fee for every customer that uses this service.

SOCIALMEDIABAR.COM
People have too many social media profiles to promote, and it's getting overwhelming. Our technology combines them into ONE profile that promotes ALL your social media accounts, websites, and lead-capture pages. We attach our own marketing information to this tool creating wide spread advertising at virtually no cost.

PRIVATELABELNETWORKS.COM
Companies are struggling to prevent their employees from spending time on social networks during the workday. And they are limited with options to securely pass large files and share private information internally in their company. Private Label Networks offers companies their own internal social network with - Secure data storage and transfers with instant downloading for a fraction of current market prices, Online Collaboration between work groups and divisions, exclusive company branding with zero ads, zero spam, and zero sharing of personal information to third party companies.

Employees

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of Max Sound®, Mr. Halpern has invested nearly $760,000 into the Company in cash, notes, accrued salary, office space, and debt conversions.

Greg Halpern is the founder of Max Sound Corporation.  From 1997 to 2001, Mr. Halpern was the CEO of Circle Group Internet, Inc. (CRGQ: OTCBB). From 2002 to 2005, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN, formerly CRGQ.OB) and continued to be the CEO after it changed its name to Z-Trim Holdings Inc. (AMEX: ZTM) from 2006 - 2007. Circle Group was a venture capital firm for emerging technology companies which provided small business infrastructure, funding and intellectual capital to bring timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life improving technologies and bringing these products to the marketplace. In 2003, Mr. Halpern and his wife founded an unincorporated non-profit organization “People for Ultimate Kindness Toward All Living Creatures on Earth” whose purpose is and has been to identify problems on earth and those who are working to solve them. The Ultimate Kindness is a non-profit organization independent from the So Act Network. The Ultimate Kindness and the So Act Network share no financial interest or otherwise. In 2007, Mr. Halpern resigned from his position at Z-Trim Holdings and took a one (1) year sabbatical from business touring the Continental United States in his RV with his family.  Currently, Mr. Halpern serves as the Chairman and Chief Financial Officer of Max Sound Corporation, and devotes approximately 50 hours each week to the management and operations of Max Sound Corporation.

John Blaisure, President & Chief Executive Officer.

John Blaisure is the President and Chief Executive officer of Max Sound Corporation.  Prior to Mr. Blaisure joining Max Sound Corporation, he was the Founder, President, and CEO of Effective Network Systems (ENS) from 1996 to 2010.  Effective Network Systems is a telephony software company that was debuted at the Intel Technology Summit in 1999 as one of the top 40 telephony software companies in the world.  Prior to his work at ENS, he was the Founder, President, and CEO of Fonz By The Day Stores from 1990 to 1996.  Fonz By The Day Stores is a cellular communication reseller and retailer in Dallas Texas. Fonz By The Day Stores achieved success as a market leader in the Dallas Fort Worth area in retail sales. The company also achieved success as a national leader in cellular rentals. Mr. Blaisure brings over 20 years of experience in managing and marketing of communication technology companies from the ground up.

Lloyd Trammell, Chief Technical Officer

Lloyd Trammell is the Chief Technical officer of Max Sound®.  Mr. Trammell has more than 30 years experience designing high-end professional audio and musical equipment and sound design for industry leaders, such as Yamaha, Korg, Roland, Atlas Sound, Crest, Peavey Electronics, Alesis, Kawai and Ensoniq.  In the early eighties, Mr. Trammell was instrumental in creating MIDI, the Musical Instrument Digital Interface.  Because of his standing, Mr. Trammell aided in achieving standardized specifications and approval from electronic keyboard manufacturers for MIDI.  In the mid-eighties, he designed one of the first working surround sound processors, selling it to Hughes Audio, which later spun off to become SRS (NASDAQ:SRSL).  Today’s SRS technology is still based on this design.  Mr. Trammell holds several patents, including patent # 7,136,493 for “Sub-harmonic generator and stereo expansion processor.”  He holds numerous patents for Dimensional Sound Processing and ACM (Analog Acoustic Modeling).  He was Senior Product Development Manager at Atlas Sound, developing new digital and analog products for the high-end audio contractor market.  At Peavey, he invented the Kosmos audio processor, winning the “Rack Processor of the Year Award” at the 2002 National Association of Music Merchants (NAMM).  While at Peavey, Mr. Trammell managed the prestigious MediaMatrix product line of high-end professional digital audio systems used by Disney, U.S. Congress, Sydney Opera House and the Olympics. In his roles as Product Manager, he has overseen all aspects of product development from initial design and manufacturing to marketing.  Mr. Trammell also designs custom sounds for many of the world’s top musicians and performing artists: U2, Pink Floyd, Robert Plant, Yes, Heart, Boston, Madonna, Genesis, Prince, Cher, Bonnie Raitt, Hank Williams, Jr., Rippingtons, Emerson Lake and Palmer, Journey and Def Leppard.

Chris Record, Chief Internet Officer

Chris Record is the Chief Internet Officer of Max Sound Corporation.  Mr. Record has 12 years sales and marketing experience and a 10-year background in web design and search engine optimization combined with a 7-year background in direct sales managing 2,500 sales reps nationwide.  Mr. Record brings with him 100,000+ loyal followers from combined social media networks along with several existing multi-million dollar business clients to Max Sound Corporation

We are a publicly reporting company under the Exchange Act and are required to file periodic reports with the Securities and Exchange Commission.  The public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and state the address of that site (http://www.sec.gov).  In addition, you can obtain all of the current filings at our Internet website at www.maxsound.com.

Milestones for the Next Twelve Months

For the next twelve months, our most important goal is to become cash flow positive by growing Max Sound HD Audio sales through licensing and recurring revenue streams. Our goal is to have this growth improve our stock value and investor liquidity. We expect our financial requirements to increase with the additional expenses needed to promote the Max Sound® Audio technology. We plan to fund these additional expenses by loans from Mr. Halpern based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

In the event that we are unable to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Over the next twelve months, our focus will be in the achieving and implementing the following:

Key Outcomes
1. Increase Max Sound’s customer base substantially.
2. Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable next year.
3. Become recognized by industry leaders and differentiated as a deliverer of game-changing audio technology.

Core Strategy - Implement a three-year strategy rotation:
Year 1 – Create massive awareness of our technologies through our partners and the audiences they serve. Create ongoing opportunities for our partners and what they offer, for easy sustainability and focus on profit generation.
Year 2 – Initiate a re-investment program with our recurring revenue in the business to support the expanding infrastructure: people, procedures, technology, and cash.
Year 3 – Reap the solid profit return from year one, and soft return from the year two investment program. Continue to build a bigger and better team to support and underpin the new business requirements and increase in new projects.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

Office Arrangements and Operational Activities

We are renting our Texas location, located at 10685-B Hazelhurst Drive, #6572, Houston, TX 77043 from a business service corporation on a month-to-month basis. The office provides us with general office services such as mail, phone, fax, shipping and receiving capabilities. We do not have a lease with the business service corporation.

In November 2010, we leased our new Max Sound® post production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one year renewable options.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         REMOVED AND RESERVED

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are traded on the OTC Bulletin Board under the symbol MAXD.

Holders

As of March 31, 2011, in accordance with our transfer agent records, we had 116 record holders of our Common Stock.

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

Stock Option Grants

On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement.

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

In May of 2010, we acquired the world wide rights to all fields of use for Max Sound HD Audio technology. In November of 2010, we opened our post-production facility for Max Sound HD Audio in Santa Monica California. In February of 2011 after several successful demonstrations to multi-media industry company executives, we decided to shift the focus of the Company to the Max Sound HD Audio technology and commenced the name change from So Act Network, Inc. to Max Sound Corporation and the symbol from SOAN to MAXD.

The Company is in negotiations with several multi-media companies that will utilize our HD Audio solution in the future.

A new video is currently available on the company website at http://www.maxsound.com. The amazing Max Sound® Technology Highlights Video is 10 minutes long and summarizes the HD Audio™ process including meeting the inventor of the technology and showing the need for high definition audio in several key vertical markets. The video explains Max Sound® as currently the only Company offering dynamic HD Audio™ to various markets and how the technology reduces the audio file size during the conversion process to help reduce bandwidth issues companies are currently facing and how it also decreases compressed square waves which can damage listeners hearing.

Plan of Operation

We began our operations on October 8, 2008 when we purchased the Form 10 Company from the previous owners.  Since that date, we have completed financing to raise initial start-up money for the building of our internet search engine and social networking and to start our operations.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the primate rate as of the date of issuance.  We have entered into three Credit Line Agreements with Greg Halpern.  The first two have been used by the Company for $100,000 each and they will mature and expire in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. Although, we believe that the $200,000 already used and the $500,000 subsequently issued will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our technology, the Company anticipates pursuing additional financing in 2011 to continue building Max Sound HD Audio Technology and aggressively marketing it to Multi-Media Industry Users of Audio and Audio with Video products.

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $88,000 and forgiveness of $244,000 through conversion of debt notes and accrued salary into shares at 11 cents per share.  This further demonstrates our Chairman’s three-year long and ongoing commitment thus far to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

The Company believes that Max Sound HD Audio is a game changer for several vertical markets whose demand will create revenue opportunities in 2011 that will meet the Company’s needs to eliminate its going concern status in 2012.

We expect our financial requirements to increase with the additional expenses needed to promote the Max Sound® Audio technology.  We plan to fund these additional expenses by loans from Mr. Halpern based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

In the event that we are unable to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, declines to defer his salary payments, or seeks repayment of his existing loans, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Years Ended December 31,
	2010	2009

Revenue	$10,826	$-

Operating Expenses
General and Administrative	261,377	85,842
Endorsement Fees	1,834,122	1,534,882
Consulting Fees *	3,715,182	287,111
Professional Fees *	120,185	87,866
Website Development	159,409	91,854
Compensation	216,000	216,000
Total Operating Expenses	6,306,275	2,303,555

Loss from Operations	(6,295,449)	(2,303,555)

Other Income
Gain on extinguishment of debt	-	6,643
Total Other Income	-	6,643

Other Expense
Interest Expense	(9,390)	(1,640)
Amortization of Debt Discount	(10,273)	-
Change in fair value of embedded derivative liability	2,147	-
Total Other Expense	(17,516)	(1,640)

Provision for Income Taxes	-	-

Net Loss	$(6,312,965)	$(2,298,552)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	209,007,324	183,097,488

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at time of services

For the Fiscal Year Ended December 31, 2010 and for the Fiscal Year Ended December 31, 2009

General and Administrative Expenses: Our general and administrative expenses were $261,377 for the fiscal year of 2010 and $85,842 for the fiscal year of 2009, representing an increase of $175,535 or approximately 204%, as a result of our expenses on advertising which include the cost of public relations activities, and other expenses associated with the operation of the company.

Endorsement Fees:  Our endorsement fees were $1,834,122 for the fiscal year of 2010 and $1,534,882 for fiscal year 2009, representing an increase of $299,240 or approximately 19.50% as a result of the expenses associated with having high profile individuals promote and market our social networking website.

Consulting Fees:  Our consulting fees were $3,715,182 for the fiscal year of 2010 and $287,111 for fiscal year 2009, representing an increase of $3,428,071 or approximately 1,194% as a result of the expenses associated with the additional consulting, promotional and marketing services related to our social networking website and the further development of our Max Sound® technology.

Professional Fees: Our professional fees were $120,185 for the fiscal year of 2010 and $87,866 for fiscal year 2009, representing an increase of $32,319, or approximately 36.78% as a result of the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses were $159,409 for the fiscal year of 2010 and $91,854  for fiscal year 2009, representing an increase of $67,555 or approximately 73.55% as a result of expenses associated with continuous improvements and enhancements made to our website throughout the fiscal year.

Compensation: Our compensation expenses were $216,000 for the fiscal year of 2010 and $216,000 for the fiscal year 2009, representing an increase of $0 as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CFO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the fiscal year of 2010 was $6,312,965, compared to $2,298,552 for fiscal year of 2009. The increase in net loss was the result of the substantial increase in our operating and marketing expenses.

Liquidity and Capital Resources

Revenue for the fiscal year 2010 was $10,186 and $0 for the year end 2009. We have an accumulated deficit of $8,868,337 for the period from December 9, 2005 (inception) to December 31, 2010, and have negative cash flow from operations of $602,251 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2010, our primary source of funds has been the proceeds of private offerings of our common stock and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2010, the Company repaid $21,700 in principal to the principal stockholder. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of December 31, 2010, we owed $18,000 in principal and $1,635 in accrued interest.

For the fiscal year ended December 31, 2009, we received $119,500 from Mr. Greg Halpern, our principal shareholder, by way of two lines of credits. For the fiscal year ended December 31, 2010, we received a net $101,980 from Mr. Greg Halpern, our principal shareholder, by way of the established lines of credit.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of December 31, 2010, we still owe $221,480 in principal and accrued interest of $7,441.

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company. As of January 31, 2011, the Company had accrued $144,000 in unpaid wages payable to the principal stockholder.

On February 18, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $.0001 common stock at $.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and the full $144,000 in accrued wages payable. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable outstanding and all amounts due and payable as wages as of January 31, 2011.

However, additional expenses may arise from the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $76,000 and no more than $108,000. We have entered into two Credit Line Agreements and Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $500,000 that will mature and expire on March 25, 2012. The Credit Line Agreements and Line of Credit Note shall accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the twelve months ended December 31, 2010 and 2008, respectively.

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

MAX SOUND CORPORATION
(f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND AS OF DECEMBER 31, 2009.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECMEBER 31, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2010.

PAGE	F-4/F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2010.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2010.

PAGES	F-7 - F-32	NOTES TO FINANCIAL STATEMENTS.

i

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Max Sound Corporation (f/k/a So Act Network, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Sound Corporation (f/k/a So Act Network, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity/deficiency and cash flows for each of the years in the two-year period ended December 31, 2010 and 2009 and for the period from December 9, 2005(inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as wellas evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Max Sound Corporation (f/k/a So Act Network, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and 2009 and for the period December 9, 2005 (inception) through to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $8,868,337 for the period from December 9, 2005 (Inception) to December 31, 2010, and has a negative cash flow from operations of $602,251 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.
Alan R. Swift, CPA, P.A.
Certified Public Accountant and Consultant

Palm Beach Gardens, Florida
March 17, 2011

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE (561) 656-0818  FAX (561) 658-0245
www.aswiftcpa.com

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009

Current Assets
Cash	$297	$5,390
Prepaid expenses	5,799	6,714
Total Current Assets	6,096	12,104

Property and equipment, net	65,370	101,072

Other Assets
Security deposit	3,710	-
Intangible assets	7,500,275	275
Total Other Assets	7,503,985	275

Total Assets	$7,575,451	$113,451

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$159,527	$70,449
Accrued expenses	258,152	221,431
Derivative liability	13,262	-
Convertible note payable - net of debt discount	44,864	-
Loan payable - related party	239,480	159,200
Total Current Liabilities	715,285	451,080

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
221,055,221 and 188,159,714 shares issued and outstanding, respectively	22,106	18,816
Deferred compensation	(1,803,285)	(7,587,284)
Additional paid-in capital	17,509,682	9,786,211
Subscription receivable	-	-
Deficit accumulated during the development stage	(8,868,337)	(2,555,372)
Total Stockholders' Equity / (Deficiency)	6,860,166	(337,629)

Total Liabilities and Stockholders' Equity / (Deficiency)	$7,575,451	$113,451

See accompanying notes to financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year Ended,		For the Period From
	December 31, 2010	December 31, 2009	December 9, 2005 (Inception) to December 31, 2010

Revenue	$10,826	$-	$10,826

Operating Expenses
General and administrative	261,377	85,842	367,779
Endorsement fees	1,834,122	1,534,882	3,369,004
Consulting	3,715,182	287,111	4,047,193
Professional fees	120,185	87,866	219,376
Website development	159,409	91,854	251,263
Compensation	216,000	216,000	475,549
Total Operating Expenses	6,306,275	2,303,555	8,730,164

Loss from Operations	(6,295,449)	(2,303,555)	(8,719,338)

Other Income
Gain on extinguishment of debt	-	6,643	6,643
Total Other Income	-	6,643	6,643

Other Expense
Interest expense	(9,390)	(1,640)	(11,061)
Amortization of Debt Discount	(10,273)	-	(10,273)
Change in fair value of embedded derivative liability	2,147	-	2,147
Total Other Expense	(17,516)	(1,640)	(19,187)

Provision for Income Taxes	-	-	-

Net Loss	$(6,312,965)	$(2,298,552)	$(8,731,882)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	209,007,324	183,097,488

See accompanying notes to financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity / (Deficiency)
For the Period from December 9, 2005 (Inception) to December 31, 2010

									Total
	Preferred stock		Common stock		Additional				Stockholder's
					paid-in	Accumulated	Subscription	Deferred	Equity
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	(Deficiency)

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880				300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475				37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990				19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979				42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450
		-
Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046
		-
Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	$-	221,055,221	$22,106	$17,509,682	$(8,868,337)	$-	$(1,803,285)	$6,860,166

See accompanying notes to financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		For the Period From
	December 31, 2010	December 31, 2009	December 9, 2005 (Inception) to December 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(6,312,965)	$(2,298,552)	$(8,731,882)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	38,252	13,058	51,437
In kind contribution of rent - related party	9,450	12,600	24,963
Stock issued for services	311,651	943,065	1,302,716
Warrants issued for services	10,559	823,077	833,636
Bluesky Fees	(400)	(850)	(1,250)
Amortization of stock based compensation	5,103,848	114,333	5,218,181
Security deposit	(3,710)	-	(3,710)
Amortization of debt discount	10,273	-	10,273
Change in fair value of derivative liability	(2,147)	-	(2,147)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	915	(6,355)	(5,799)
Increase/(Decrease) accounts payable	89,078	69,589	159,527
Increase/(Decrease) in accrued expenses	320,373	174,521	541,804
Net Cash Used In Operating Activities	(424,823)	(155,514)	(602,251)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(2,550)	(111,693)	(116,807)
Net Cash Used In Investing Activities	(2,550)	(111,693)	(117,082)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	302,080	165,700	486,283
Repayment of stockholder loans	(221,800)	(10,303)	(246,803)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	47,000	-	47,000
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	295,000	15,500	361,000
Proceeds from collection of stock subscription receivable	-	67,750	67,750
Net Cash Provided by Financing Activities	422,280	238,647	719,630

Net Increase / (Decrease) in Cash	(5,093)	(28,560)	297

Cash at Beginning of Period	5,390	33,950	-

Cash at End of Period	$297	$5,390	$297

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$258	$136,713
Stock sold for subscription	$-	$-	$67,750

During the year ended December 31, 2010, the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in the Max audio technology with a value of $7,500,000.

During the year ended December 31, 2010, the shareholder of the Company converted $283,652 of accrued compensation into 945,507 shares of the Company's stock.

See accompanying notes to financial statements

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Max Sound Corporation (f/k/a So Act Network, Inc.) (the "Company") was incorporated in Delaware on December 9, 2005.  The Company is currently in the development stage, and on or around February 2011, the Company changed its business operations to focus primarily on developing and launching audio technology software.

Prior to February 2011, the Company's business operations were focused on creating search technologies within an online networking platform.

Activities during the development stage include developing the online networking platform and raising capital.

Effective March 1, 2011, the Company filed with the State of Delaware a Certificate of Amendment of Certificate of Incorporation changing our name from So Act Network, Inc. to Max Sound Corporation.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

(F) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $10,826 and $0 for the year ended December 31, 2010 and 2009, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $22,146 and $8,731 for the year ended December 31, 2010 and 2009, respectively.

(H) Identifiable Intangible Assets

As of December 31, 2010 and 2009, $7,500,275 and $275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(I) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants and convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 1,760,000 and 0 for stock warrants, and 706,215 and 0 shares issuable upon the conversion of convertible debt, for the year ended December 31, 2010 and 2009, respectively.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2010	2009

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	494,592	199,766
Valuation allowance	(494,592)	(199,766)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The provision for income taxes has been computed as follows:

	2010	2009
Expected income tax recovery (expense) at the statuary rate of 34%	$2,146,408	$781,508
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(3,960)	(4,354)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(1,847,622)	(600,488)
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(294,826)	(176,666)

Provision for income taxes	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2030.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

The net change in the valuation allowance for the year ended December 31, 2010 and 2009, was an increase of $294,826 and $176,666, respectively.

The components of income tax expense related to continuing operations are as follows:

	2010	2009
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

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

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, accrued expenses, derivative liability, convertible note payable, and loan payable-related party, approximate fair value due to the relatively short period to maturity for these instruments.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

(O) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company's net loss or cash flows.

(P) Derivative Financial Instruments

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $8,868,337 for the period from December 9, 2005 (inception) to December 31, 2010, and has negative cash flow from operations of $602,251 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand.  In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of December 31, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 9).

On May 11, 2009, the Company received $9,500 from the principal stockholder.  During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

On May 22, 2009 the Company received $15,000 from the principal stockholder.  In January of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  In June of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

On May 26, 2009 the Company received $16,700 from the principal stockholder.  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the term of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

As of December 31, 2010, the Company owes $18,000 in principal and $1,635 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4	LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2010, the principal stockholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2010, the principal stockholder has advanced $100,000 to the Company under this line of credit agreement (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2010 the principal stockholder has advanced $221,580 to the Company under this line of credit agreement and was repaid $200,100. (See Note 9).

As of December 31, 2010, the Company owes $221,480 in principal and $7,441 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

NOTE 5	PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, respectively, property and equipment is as follows:

	December 31, 2010	December 31, 2009

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	2,185	1,135
Domain Name	1,500	-
Less accumulated depreciation and amortization	(51,437)	(13,185)

	$65,370	$101,072

Depreciation/amortization expense for the year ended December 31, 2010 and 2009 was $38,252 and $13,058, respectively.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 6	CONVERTIBLE DEBT

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on March 30, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  As of December 31, 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which is amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.

At December 31, 2010 the Company remeasured the derivative liability and recorded a fair value of $13,262.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $2,147 for the period ended December 31, 2010. The following management assumptions were considered:

Exercise price	$0.0708
Expected dividends	0%
Expected volatility	446.50%
Risk fee interest rate	0.29%
Expected life of warrant in days	89

NOTE 7	STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share) (See Note 7(D)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

On May 27, 2010 the Company issued one unit; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $22,500 net of the $2,500 finder’s fee ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 7(C)).

On July 23, 2010, the Company issued one unit; each unit consisted of 100,000 share of common stock and 100,000 warrants to purchase common stock, for cash of $25,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 7(C).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On August 5, 2010, the Company issued 10 units; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $250,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 7(C).

During the year ended December 31, 2010, the Company paid direct offering costs of $2,900 related to the securities sold.

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

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009.  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 7(D) and Note 8(B)).

On August 25, 2009, the Company issued 50,000 shares of common stock having a fair value of $3,125 ($0.0625/share), based upon the fair value on the date of grant, in exchange for professional services.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 8(B)).

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009, the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009, $11,948 was recorded as consulting expense.  For the year ended December 31, 2010, $89,000 is recorded as consulting expense and $77,052 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $22,466 was recorded as consulting expense.  For the year ended December 31, 2010, $200,000 is recorded as consulting expense and $177,534 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009, $11,096 was recorded as consulting expense.  For the year ended December 31, 2010, $90,000 is recorded as consulting expense and $78,904 is recorded as deferred compensation (See Note 8(B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the year ended December 31, 2010, $39,699 is recorded as consulting expense. (See Note 8(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $53,100 is recorded as consulting expense (See Note 8(B)).

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

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the year ended December 31, 2010, $128,889 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 is recorded as consulting expense (See Note 8(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  In 2010, the Company cancelled a portion of the agreement and as a result, 1,000,000 shares of common stock were returned to the Company.  For the year ended December 31, 2010, $965,000 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 is recorded as consulting expense, and $28,376 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 is recorded as consulting expense, and $28,376 is recorded as deferred compensation (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 is consulting expense (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009, $2,802 was recorded as consulting expense.  For the year ended December 31, 2010, $709,116 is recorded as consulting expense and $600,482 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009, $34,192 was recorded as consulting expense.  For the year ended December 31, 2010, $585,000 is recorded as consulting expense and $550,808 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 is recorded in consulting expense, and $88,493 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 is recorded as consulting expense and $173,260 is recorded as deferred compensation (See Note 8(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement for consulting and business services.  As part of the agreement, the Company issued 40,000 shares as a nonrefundable retainer fee having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  (See Note 8(B)).

On July 23, 2010, the Company issued 10,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $2,000 ($0.20/share) based upon fair value on the grant date (See Note 8(B)).

On August 1, 2010, the Company issued 200,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $40,000 ($0.20/share) based upon fair value on the grant date (See Note 8(B)).

On September 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $19,000 ($0.19/share) based upon fair value on the grant date (See Note 8(B)).

On October 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $18,000 ($0.18/share) based upon fair value on the grant date (See Note 8(B)).

On November 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $25,000 ($0.25/share) based upon fair value on the grant date (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On December 14, 2010, the Company issued 250,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $37,500 ($0.15/share) based upon fair value on the grant date (See Note 8(B)).

(C) Common Stock Warrants

On December 30, 2009, the Company issued 500,000 warrants under a consulting agreement. The Company recognized an expense of $823,077 for the year ended December 31, 2009.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009, dividend yield of zero, expected volatility of 112.80%; risk-free interest rates of 1.65%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.52 per share.

On June 1, 2010, the Company issued 40,000 warrants under a consulting agreement. The Company recognized an expense of $7,184 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 145.70%; risk-free interest rates of 1.26%, expected life of three years.  The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 8(B)).

On May 27, 2010, the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,782 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 152.80%; risk-free interest rates of 1.35%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 8(B)).

On July 23, 2010, the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,593 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 172.90%; risk-free interest rates of 0.94%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

The following tables summarize all warrant grants as of December 31, 2010 and December 31, 2009, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2009	500,000	$0.52
Granted	1,260,000	$0.50
Exercised	-
Forfeited	-
Balance at December 31, 2010	1,760,000	$0.51
Options Exercisable at December 31, 2010	1,760,000	$0.51
Weighted Average Fair Value of Options Granted During 2010		$0.50

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.52	500,000	2.00	$0.52	500,000	$0.52
$0.50	1,260,000	2.50	$0.50	1,260,000	$0.50

In connection with the warrants issued for cash and services, the Company has an aggregate of 1,760,000 and 500,000 warrants outstanding as December 31, 2010, and 2009, respectively.  As of December 31, 2010, the Company has reserved 1,760,000 shares of common stock for the future exercise of the warrants.

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

For the year ended December 31, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 9).

(G) Share Conversion

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation into 945,507 shares of common stock at $0.30 per share (See Note 9).

(H) Share Exchange

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share).  (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 8	COMMITMENTS

(A)	Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the year ended December 31, 2010, the Company has recorded $216,000 in compensation expense (See Note 9).

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

On September 17, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, on September 18, 2009 the Company issued 500,000 shares of common stock having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  The Company has an option to cancel the contract during the first ninety days of the agreement and 200,000 shares will be returned back to the Company.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company.   As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassified to $0 (See Note 7(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On September 18, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before December 18, 2009 in six 100,000 increments.  The Company has an option to cancel the contract at any time, in such event; the consultant will return a prorated amount of shares based on the months remaining in the consulting agreement.   On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009 $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 7(B)).

On September 21, 2009, the Company entered into an eight month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided, the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before September 18, 2009, December 18, 2009, and March 18, 2010, in 200,000 increments.  The Company has an option to cancel the contract at any time and no additional stock issuances will be due.  On December 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 7(B)).

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid in 2009 upon the execution of the agreement and the remaining $2,500 was paid in 2010  upon completion (See Note 7(B)).

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009, $87,805 was recorded as consulting expense.  For the year ended December 31, 2010, $1,712,815 is recorded as consulting expense, and $1,484,780 is recorded as deferred compensation (See Note 7(B)).

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant, were issued for an additional sponsorship commitment. The additional 1,000,000 shares were to be held in escrow until June 30, 2010, at which point the unrelated party would have 15 days to accept or decline the additional shares. As of December 31, 2010, the shares were returned back to the Company’s treasury due to non-performance of services and no additional shares will be issued (See Note 7(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants (See Note 7(B) and (C).

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

On April 15, 2010, the Company entered into a finder’s fee agreement.  For each qualified investor introduced to the Company by the consultant, the Company will pay a 10% fee in cash equal to 10% of the dollar amount of securities purchased,  In addition, the Company will pay a 10% fee in warrants equal to 10% of the number of shares of stock purchased (See Note 7(C)).

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as a compensation of services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.  The agreement was cancelled on November 1, 2010 (See Note 7(B)).

On August 17, 2010, the Company entered into a consulting agreement.  The agreement shall remain in effect until terminated.  In exchange for the services provided, the consultant will receive a $500 a month allowance for general expenses.  In addition, for all the new business brought to the Company the consultant will receive a 10% compensation for each gross dollar received by the Company.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On December 14, 2010, the Company entered into to a consulting agreement for consulting and advertising services.  Upon the execution of the agreement, the consultant received 250,000 shares with an additional 750,000 shares to be issued upon consultant obtaining sponsorship rights in the year 2011.  The sponsorship rights were not obtained and the agreement was cancelled in 2011 and the additional 750,000 shares were never issued (See Note 7(B)).

(C) Operating Lease Agreements

On September 1, 2010 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on October 1, 2010 and expires on September 30, 2013.  Total base rent due during the term of the lease is $134,880.

NOTE 9	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand.  In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of December 31, 2010, the principal portion of this principal stockholder loan balance has been repaid  (See Note 3).

On May 11, 2009, the Company received $9,500 from a principal stockholder. During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 22, 2009, the Company received $15,000 from a principal stockholder.  In January of 2010, the Company repaid $3,000 in principal to a principal stockholder under the terms of the loan.  In June of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand  (See Note 3).

On May 26, 2009, the Company received $16,700 from a principal stockholder.  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the terms of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

As of December 31, 2010, the Company owes $18,000 in principal and $1,635 of accrued interest to the principal stockholder related to these principal loans  (See Note 3).

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2010, the principal shareholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 4).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2010, the principal shareholder has advanced $100,000 to the Company under this line of credit agreement.  (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2010 the principal stockholder has advanced $221,580 to the Company under this line of credit agreement and was repaid $200,100  (See Note 4).

As of December 31, 2010, the Company owes $221,480 in principal and $7,441 of accrued interest to the principal stockholder related to these lines of credit  (See Note 4).

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

For the year ended December 31, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 7(F)).

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation into 945,507 shares of common stock at $0.30 per share.  (See Note 7(G)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 10	SUBSEQUENT EVENTS

On January 17, 2011, the Company acquired the rights to intellectual property known as the Blog Software, Social Media Vault, Social Media Bar and Trending Topix (BSST) through a share exchange, whereby the Company issued 3,000,000 shares of common stock to two individuals in exchange for their rights in BSST.

On January 17, 2011, the Company's current CEO resigned and the Company entered into an employment agreement with a third party for the position of Chief Executive Officer.  The term of the agreement is for five years, and will automatically be extended in one year increments, unless terminated.  As compensation for services, the employee will receive a monthly compensation of $8,000 which will commence upon the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Corporation by Executive, whichever comes first.  In addition to the base salary, the employee is entitled to receive a 20% commission of all the employee is directly responsible for bringing into the Corporation. On January 17, 2011, three million shares of common stock and twelve million options were issued to the employee.  The agreement also calls for the employee to receive health benefits.

On January 18, 2011, the Company entered into a conversion agreement executed by a note holder for 109,375 shares based on a conversion price of $0.032.

During January 2011, the majority stockholder advanced the Company $23,000 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

On February 9, 2011, the Company entered into a conversion agreement executed by a note holder for 271,186 shares based on a conversion price of $0.0295.

On February 15, 2011, the Company entered into a conversion agreement executed by a note holder for 357,143 shares based on a conversion price of $0.0336.

On February 15, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in convertible note.  In February of 2011, the Company received $37,500 in proceeds from this note.

On February 17, 2011, the Company entered into a six month agreement with an unrelated third party for public relations services.  In exchange for the services provided, the Company issued 500,000 shares of common stock.

On February 17, 2011, the Company authorized the issuance of one million three hundred nine thousand and ninety one shares of its common stock at $.11 per share for payment of $144,000 in unpaid wages the Company owes to the principal shareholder.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On February 17, 2011, the Company authorized the issuance of nine hundred nine thousand and ninety one shares of its common stock at $.11 per share for forgiveness of $100,000 of the Line of Credit the Company owes to the principal shareholder.

On February 23, 2011, the Company entered into a conversion agreement executed by a note holder for 220,264 shares based on a conversion price of $0.0454.

During February 2011, the majority stockholder advanced the Company $80,000 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

On March 1, 2011, the Company authorized an amendment to the Articles of Incorporation to change the Company’s name to Max Sound Corporation. The Board believes that the name change better reflects the nature of the Company’s operations of promoting its primary product, Max Sound.

During March 2011, the Company repaid $15,000 to the majority stockholder under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective age as of March 31, 2011 are as follows:

NAME	AGE	POSITION

Greg Halpern	52	President, Chief Financial Officer
John Blaisure	52	Chief Executive Officer
Lloyd Trammel	59	Chief Technical Officer
Chris Record	32	Chief Internet Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of Max Sound®, Mr. Halpern has invested nearly $760,000 into the Company in cash, notes, accrued salary, office space, and debt conversions.

Greg Halpern is the founder of Max Sound Corporation From 1997 to 2001 Mr. Halpern was the CEO of Circle Group Internet, Inc. (CRGQ: OTCBB). From 2002 to 2005, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN, formerly CRGQ.OB) and continued to be the CEO after it changed its name to Z-Trim Holdings Inc. (AMEX: ZTM) from 2006 - 2007. Circle Group was a venture capital firm for emerging technology companies which provided small business infrastructure, funding and intellectual capital to bring timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life improving technologies and bringing these products to the marketplace. In 2003, Mr. Halpern and his wife founded an unincorporated non-profit organization “People for Ultimate Kindness Toward All Living Creatures on Earth” whose purpose is and has been to identify problems on earth and those who are working to solve them. The Ultimate Kindness is a non-profit organization independent from the So Act Network. The Ultimate Kindness and the So Act Network share no financial interest or otherwise. In 2007, Mr. Halpern resigned from his position at Z-Trim Holdings and took a one (1) year sabbatical from business touring the Continental United States in his RV with his family. Currently, Mr. Halpern serves as the Chairman and Chief Financial Officer of Max Sound Corporation, and devotes approximately 50 hours each week to the management and operations of Max Sound Corporation.

John Blaisure, President & Chief Executive Officer.

John Blaisure is the President and Chief Executive officer of Max Sound Corporation.  Prior to Mr. Blaisure joining Max Sound Corporation, he was the Founder, President, and CEO of Effective Network Systems (ENS) from 1996 to 2010.  Effective Network Systems is a telephony software company that was debuted at the Intel Technology Summit in 1999 as one of the top 40 telephony software companies in the world.  Prior to his work at ENS, he was the Founder, President, and CEO of Fonz By The Day Stores from 1990 to 1996.  Fonz By The Day Stores is a cellular communication reseller and retailer in Dallas Texas. Fonz By The Day Stores achieved success as a market leader in the Dallas Fort Worth area in retail sales. The company also achieved success as a national leader in cellular rentals. Mr. Blaisure brings over 20 years of experience in managing and marketing of communication technology companies from the ground up.

Lloyd Trammell, Chief Technical Officer

Lloyd Trammell is the Chief Technical officer of Max Sound®.  Mr. Trammell has more than 30 years experience designing high-end professional audio and musical equipment and sound design for industry leaders, such as Yamaha, Korg, Roland, Atlas Sound, Crest, Peavey Electronics, Alesis, Kawai and Ensoniq.  In the early eighties, Mr. Trammell was instrumental in creating MIDI, the Musical Instrument Digital Interface.  Because of his standing, Mr. Trammell aided in achieving standardized specifications and approval from electronic keyboard manufacturers for MIDI.  In the mid-eighties, he designed one of the first working surround sound processors, selling it to Hughes Audio, which later spun off to become SRS (NASDAQ:SRSL).  Today’s SRS technology is still based on this design.  Mr. Trammell holds several patents, including patent # 7,136,493 for “Sub-harmonic generator and stereo expansion processor.”  He holds numerous patents for Dimensional Sound Processing and ACM (Analog Acoustic Modeling).  He was Senior Product Development Manager at Atlas Sound, developing new digital and analog products for the high-end audio contractor market.  At Peavey, he invented the Kosmos audio processor, winning the “Rack Processor of the Year Award” at the 2002 National Association of Music Merchants (NAMM).  While at Peavey, Mr. Trammell managed the prestigious MediaMatrix product line of high-end professional digital audio systems used by Disney, U.S. Congress, Sydney Opera House and the Olympics. In his roles as Product Manager, he has overseen all aspects of product development from initial design and manufacturing to marketing.  Mr. Trammell also designs custom sounds for many of the world’s top musicians and performing artists: U2, Pink Floyd, Robert Plant, Yes, Heart, Boston, Madonna, Genesis, Prince, Cher, Bonnie Raitt, Hank Williams, Jr., Rippingtons, Emerson Lake and Palmer, Journey and Def Leppard.

Chris Record, Chief Internet Officer

Chris Record is the Chief Internet officer of Max Sound Corporation.  Mr. Record has 12 years sales and marketing experience and a 10-year background in web design and search engine optimization combined with a 7-year background in direct sales managing 2,500 sales reps nationwide.  Mr. Record brings with him 100,000+ loyal followers from combined social media networks along with several existing multi-million dollar business clients to Max Sound Corporation

Term of Office

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2010, and 2009 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Greg Halpern,(1)	2010	$216,000	0		0	0	0	0	$
CEO&CFO	2009	$216,000	0	$	0	0	0	0	$

John Blaisure (2)	2010	0	0	$	0	0	0	0	$

Lloyd Trammel (3)	2010	0	0	$	0	0	0	0	$

Chris Record (4)	2010	0	0	$	0	0	0	0	$

(1)
On January 17, 2011 Greg Halpern resigned as CEO.  The salary stated has been accrued and a portion of the amounts remain unpaid. In addition to the base salary, Mr. Greg Halpern shall be entitled to a monthly commission equal to 10% of all of our sales.

(2)	On January 17, 2011 John Blaisure was appointed as CEO. Mr. Blaisure shall be entitled to a monthly commission equal to 10% of all of our sales.
(3)	On January 17, 2011 Lloyd Trammel was appointed as Chief Technical Officer.
(4)	On January 17, 2011 Chris Record was appointed as Chief Internet Officer.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2010 by the executive officer named in the Summary Compensation Table.

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

Employment Agreements

Mr. Greg Halpern, our President and CFO, entered into an Employment Agreement with us on October 13, 2008.  Pursuant to the Employment Agreement, the term of the employment shall be for a period of ten (10) years commencing on October 13, 2008. The term of this Employment Agreement shall automatically be extended for additional terms of one (1) year each unless either party gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the end of the 10 years. Subject to the terms of the Employment Agreement, we shall pay Mr. Halpern eighteen thousand dollars per month as compensation for his services rendered as provided in the Employment Agreement. In addition to the base salary, Mr. Halpern shall be entitled to a monthly commission equal to 10% of all of our sales. The Employment Agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008, and is incorporated here within by reference.

Mr. John Blaisure, our CEO, entered into an Employment Agreement with us on January 17, 2011.  Pursuant to the Employment Agreement, the term of employment shall be for a period of five (5) years commencing on January 7, 2011.  Subject to the terms of the Employment Agreement, we shall pay Mr. Blaisure eight thousand dollars per month as compensation for his services rendered as provided in the Employment Agreement.  In addition, to the base salary, Mr. Blaisure is entitled to and shall receive a monthly commission equal to 20% of the gross sales of the Company derived from the efforts of Mr. Blaisure after deducting $8,000 from such amount. Further, as of the date of the employment agreement the Company  issued to Mr. Blaisure , 3,000,000 shares of common stock and, within 10 days of the signing of the Employment Agreement, 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the Employment Agreement. On February 4, 2011, Mr. Blaisure entered into a Supplement Agreement with us whereby our CFO, Greg Halpern transferred the value of twenty million shares of our common stock owned by Greg Halpern to John Blaisure. The voting rights of such shares remain with Greg Halpern pursuant to a voting trust entered into by John Blaisure, Greg Halpern and us.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Greg Halpern Address: 10685-B Hazelhurst Drive Houston, TX 77043	151,125,000	66.86%
Common Stock	John Blaisure	23,000,000	10.18%
Common Stock	All executive officers and directors as a group	174,850,000	77.04%

Stock Option Grants

On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement.

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

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2010, the Company repaid $21,700 in principal to the principal stockholder. Each of these loans are due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%.

For the fiscal year ended December 31, 2009, we received $41,200 from Mr. Greg Halpern, our principal shareholder. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand. As of December 31, 2010, we owed $18,000 in principal and $1,635 in accrued interest.

For the fiscal year ended December 31, 2009, we received $119,500 from Mr. Greg Halpern, our principal shareholder, by way of two lines of credits.  For the fiscal year ended December 31, 2010, we received a net $101,980 from Mr. Greg Halpern, our principal shareholder, by way of the established lines of credit.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of December 31, 2010, we still owe $221,480 in principal and accrued interest of $7,441.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $32,754 and $23,768 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics
3.1*	Amendment to the Articles of Incorporation Filed on October 15, 2008 with the Delaware Secretary of State
Amendment to the Articles of Incorporation Filed on March 8, 2011 with the Delaware Secretary of State
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

        *Filed as Exhibit 3.1 to the Form 8-K filed on October 17, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2011

By /s/ John Blaisure
John Blaisure,
Chief Executive Officer

By /s/ Greg Halpern
Greg Halpern,
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Blaisure	Chief Executive Officer,	March31, 2011
John Blaisure

/s/Greg Halpern	Chief Financial Officer (Principal Accounting	March 31, 2011
Greg Halpern	Officer)