Form 10-Q
period 2011-03-31
Max Sound Corp
filed 2011-05-16
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

MAX SOUND CORPORATION
 (Exact name of registrant as specified in charter)

DELAWARE	000-51886	26-3534190
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

10685-B Hazelhurst Drive #6572
Houston, Texas 77043
 (Address of principal executive offices)
 _______________

210-401-7667
(Registrant’s telephone number, including area code)
_______________

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May16, 2011 there were, 234,478,753 shares, par value $.0001, of Common Stock.

MAX SOUND CORPORATION

FORM 10-Q
March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Removed and Reserved	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION
(f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED).

PAGES	5 - 31	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	UNAUDITED
Current Assets
Cash	$16,716	$297
Prepaid expenses	3,085	5,799
Total Current Assets	19,801	6,096

Property and equipment, net	55,855	65,370

Other Assets
Security deposit	3,710	3,710
Intangible assets	7,800,275	7,500,275
Total Other Assets	7,803,985	7,503,985

Total Assets	$7,879,641	$7,575,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$150,708	$159,527
Accrued expenses	175,318	258,152
Derivative liability	71,910	13,262
Convertible note payable - net of debt discount	48,073	44,864
Loan payable - related party	234,480	239,480
Total Current Liabilities	680,489	715,285

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
231,891,371 and 221,055,221 shares issued and outstanding, respectively	23,190	22,106
Deferred compensation	(1,165,900)	(1,803,285)
Additional paid-in capital	19,734,392	17,509,682
Subscription receivable	-	-
Deficit accumulated during the development stage	(11,392,530)	(8,868,337)
Total Stockholders' Equity	7,199,152	6,860,166

Total Liabilities and Stockholders' Equity	$7,879,641	$7,575,451

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Period From
	March 31, 2011	March 31, 2010	December 9, 2005 (Inception) to March 31, 2011

Revenue	$-	$-	$10,826

Operating Expenses
General and administrative	37,119	38,552	404,898
Endorsement fees	407,373	429,253	3,776,377
Consulting	1,926,860	1,373,526	5,974,053
Professional fees	40,449	33,052	259,825
Website development	-	129,072	251,263
Compensation	54,000	54,000	529,549
Total Operating Expenses	2,465,801	2,057,455	11,195,965

Loss from Operations	(2,465,801)	(2,057,455)	(11,185,139)

Other Income
Gain on extinguishment of debt	-	-	6,643
Total Other Income	-	-	6,643

Other Expense
Interest expense	(3,035)	(1,850)	(14,096)
Amortization of Debt Discount	(6,232)	-	(16,505)
Change in fair value of embedded derivative liability	(49,125)	-	(46,978)
Total Other Expense	(58,392)	(1,850)	(77,579)

Provision for Income Taxes	-	-	-

Net Loss	$(2,524,193)	$(2,059,305)	$(11,256,075)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	227,978,768	188,709,714

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to March 31, 2011

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.08/sh)			1,000,000	100	79,900				80,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	160,000	16	15,984	-	-	-	16,000

Stock offering costs	-	-	-	-	(2,500)	-	-	-	(2,500)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	637,385	637,385

Net loss for the period ended March 31, 2011	-	-	-	-	-	(2,524,193)	-	-	(2,524,193)

Balance, March 31, 2011 (UNAUDITED)	-	$-	231,891,371	$23,190	$19,734,392	$(11,392,530)	$-	$(1,165,900)	$7,199,152

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED

	For the Period Ended		For the Period From
	March 31, 2011	March 31, 2010	December 9, 2005 (Inception) to March 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(2,524,193)	$(2,059,305)	$(11,256,075)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	9,515	9,341	60,952
In kind contribution of rent - related party	-	3,150	24,963
Stock issued for services	435,000	160,151	1,737,716
Warrants issued for services	-	-	833,636
Amortization of stock options	1,199,794	-	1,199,794
Bluesky Fees	-	-	(1,250)
Amortization of stock based compensation	637,385	1,635,754	5,855,566
Security deposit	-	-	(3,710)
Amortization of debt discount	6,232	-	8,078
Change in fair value of derivative liability	49,125	-	55,405
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	2,714	4,355	(3,085)
Increase/(Decrease) accounts payable	(8,819)	109,092	150,708
Increase/(Decrease) in accrued expenses	61,166	59,926	602,970
Net Cash Used In Operating Activities	(132,081)	(77,536)	(734,332)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	-	-	(116,807)
Net Cash Used In Investing Activities	-	-	(117,082)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	110,000	76,150	596,583
Repayment of stockholder loans	(15,000)	(3,000)	(262,103)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertrible note, net of offering costs	37,500	-	84,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	16,000	-	377,000
Proceeds from collection of stock subscription receivable	-	-	67,750
Net Cash Provided by Financing Activities	148,500	73,150	868,130

Net Increase / (Decrease) in Cash	16,419	(4,386)	16,716

Cash at Beginning of Period	297	5,390	297

Cash at End of Period	$16,716	$1,004	$17,013

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with stock dividend	$-	$-	$136,713
Stock sold for subscription	$-	$-	$67,750

See accompanying notes to condensed unaudited financial statements

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of March 31, 2011, and December 31, 2010, the Company had no cash equivalents.

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

(F) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.

(H) Identifiable Intangible Assets

As of March 31, 2011 and 2010, $7,800,275 and $275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(I) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants and convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 1,760,000 and 500,000 for stock warrants, 12,000,000 and 0 for stock options, and 1,437,659 and 0 shares issuable upon the conversion of convertible debt, for the three months ended March 31, 2011 and 2010, respectively.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

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
AS OF MARCH 31, 2011

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
NOTE 2             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $11,392,530 for the period from December 9, 2005 (inception) to March 31, 2011, and has negative cash flow from operations of $734,332 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

As of March 31, 2011, the Company owes $18,000 in principal and $1,779 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4             LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2011, the principal stockholder has advanced the Company $100,000 under the terms of the line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of March 31, 2011, the principal stockholder has advanced $100,000 to the Company under this line of credit agreement (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of March 31, 2011, the principal stockholder has advanced $331,580 to the Company under this line of credit agreement and was repaid $215,100. (See Note 7(G) and Note 9).

As of March 31, 2011, the Company owes $216,480 in principal and $9,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

NOTE 5             PROPERTY AND EQUIPMENT

At March 31, 2011, respectively, property and equipment is as follows:

	March 31, 2011	December 31, 2010

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	2,185	2,185
Domain Name	1,500	1,500
Less accumulated depreciation and amortization	(60,953)	(51,437)

	$55,855	$65,370

Depreciation/amortization expense for the three months ended March 31, 2011 and 2010, was $9,515 and $9,341, respectively.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

NOTE 6             CONVERTIBLE DEBT

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note. The note matures on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock. The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion. In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note. During the three months ended March 31, 2011, the note holder converted $33,500 of the note payable into 957,968 shares of the company stock.  As of March 31, 2011, the Company owed $16,500 in principal and $2,605 in accrued interest on this note.  (See Note 7 (G)).

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1377
Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which is amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.  For the three months ended March 31, 2011, the Company amortized $5,136 of debt discount.

At March 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $21,000.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $7,738 for the period ended March 31, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk fee interest rate	0.30%
Expected life of warrant in days	0

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note. The note matures on February 17, 2012, and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock. The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note. As of March 31, 2011, the Company owed $40,000 in principal and $368 in accrued interest on this note.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.0738
Expected dividends	0%
Expected volatility	456.63%
Expected term: conversion feature	365 days
Risk free interest rate	0.27%

The fair value of the embedded conversion option on the commitment date was $9,523.  The Company recorded a related debt discount of $9,523, which is amortized over the life of the debt.  For the three months ended March 31, 2011, the Company amortized $1,096 of debt discount.

At March 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $50,910.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $41,387 for the three months ended March 31, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk fee interest rate	0.30%
Expected life of warrant in days	323

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
AS OF MARCH 31, 2011

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
AS OF MARCH 31, 2011

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

On January 24, 2011, the Company issued 10,000 shares of common stock for cash of $1,000 ($0.10/share).

On March 21, 2011, the Company issued 150,000 shares of common stock for cash of $15,000 ($0.10/share).

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
AS OF MARCH 31, 2011

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

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,948 and $89,000 was recorded as consulting expense, respectively.  For the three months ended March, 31, 2011, $21,945 is recorded as consulting expense and $ 55,107 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009 and 2010, $22,466 and $200,000 was recorded as consulting expense, respectively.  For the three months ended March 31, 2011, $49,315 is recorded as consulting expense and $128,219 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,096 and $90,000 was recorded as consulting expense, respectively.  For the three months ended March 31, 2011, $22,192 is recorded as consulting expense and $56,712 is recorded as deferred compensation (See Note 8(B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the year ended December 31, 2010, $39,699 was recorded as consulting expense. (See Note 8(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $53,100 was recorded as consulting expense (See Note 8(B)).

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the year ended December 31, 2010, $128,889 was recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 8(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 8(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  In 2010, the Company cancelled a portion of the agreement and as a result, 1,000,000 shares of common stock were returned to the Company.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the three months ended March 31, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the three months ended March 31, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009 and 2010, $2,802 and $709,116 was recorded as consulting expense, respectively.  For the three months ended March 31, 2011, $148,716 is recorded as consulting expense and $451,766 is recorded as deferred compensation (See Note 8(B)).

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009 and 2010, $34,192 and $585,000 was recorded as consulting expense, respectively.  For the three months ended March 31, 2011, $144,246 is recorded as consulting expense and $406,562 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 was recorded as consulting expense.  For the three months ended March 31, 2011, $20,959 is recorded as consulting expense and $67,534 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 was recorded as consulting expense.  For the three months ended March 31, 2011, $173,260 is recorded as consulting expense (See Note 8(B)).

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
AS OF MARCH 31, 2011

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

On January 17, 2011, the Company issued 3,000,000 shares of common stock to its' new CEO pursuant to an employment agreement having a fair value of $300,000 ($0.10/share) based upon fair value on the grant date.  (See Note 8(A)).

On February 17, 2011, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $55,000 ($0.11/share) based upon fair value on the grant date (See Note 8(B)).

On March 3, 2011, the Company issued 1,000,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $80,000 ($0.08/share) based upon fair value on the grant date (See Note 8(B)).

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
AS OF MARCH 31, 2011
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

The following tables summarize all warrant grants as of March 31, 2011 and 2010, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000		$0.51
Granted	-	$
Exercised	-
Forfeited	-
Balance at March 31, 2011	1,760,000		$0.51
Warrants Exercisable at March 31, 2011	1,760,000		$0.51
Weighted Average Fair Value of Warrants Granted			$0.51

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.52	500,000	1.75	$0.52	500,000	$0.52
$0.50	1,260,000	2.25	$0.50	1,260,000	$0.50

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

In connection with the warrants issued for cash and services, the Company has an aggregate of 1,760,000 and 500,000 warrants outstanding as March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company has reserved 1,760,000 shares of common stock for the future exercise of the warrants.

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
AS OF MARCH 31, 2011

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

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $0.11 per share. (See Note 9).

On February 17, 2011, a principal stockholder converted $100,000 of a line of credit owed into 909,091 shares of common stock at $.011 per share.  (See Note 4 and Note 9).

On January 18, 2011, the Company entered into a conversion agreement executed by a note holder for 109,375 shares based on a conversion price of $0.032 per share.  (See Note 6).

On February 9, 2011, the Company entered into a conversion agreement executed by a note holder for 271,186 shares based on a conversion price of $0.0295 per share.  (See Note 6).

On February 15, 2011, the Company entered into a conversion agreement executed by a note holder for 357,143 shares based on a conversion price of $0.0336 per share.  (See Note 6).

On February 23, 2011, the Company entered into a conversion agreement executed by a note holder for 220,264 shares based on a conversion price of $0.0454 per share.  (See Note 6).

(H) Share Exchange

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share).  (See Note 8(B)).

On January 17, 2011, the Company acquired the rights to software technology known as Blog Software, Social Media Vault, Social Media Bar and Trending Topix (BSST) through a share exchange, whereby the Company issued 3,000,000 shares of common stock to two individuals in exchange for their rights to BSST having a value of $300,000 based upon recent market value ($0.10/share).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its' new CEO pursuant to an employment agreement. The options vest immediately.  (See Note 8 (A)).

NOTE 8             COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the period ended March 31, 2011, the Company has recorded $54,000 in compensation expense (See Note 9).

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive three million shares of Rule 144 common stock and twelve million options to buy shares of Rule 144 common stock at $0.12/share, good for three years.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company. The agreement also calls for the employee to receive health benefits.  (See Note 7(B) and 7(I)).

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
AS OF MARCH 31, 2011

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009 and 2010, $87,805 and $1,712,815 was recorded as consulting expense, respectively.  For the three months ended March 31, 2011, $386,414 is recorded as consulting expense, and $1,098,366 is recorded as deferred compensation (See Note 7(B)).

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
AS OF MARCH 31, 2011

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
AS OF MARCH 31, 2011

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

In accordance with the share exchange, the former owners to the rights of Max became Executives of the Company.  The two new executives individually entered into employment agreements with the Company on May 11, 2010.  The term of the employment agreements are for ten years of service at a monthly compensation of $8,500 for each executive.  In addition, the Executives are entitled to receive 5% of all revenues derived from the sale of all products and services related to the Max Audio Technology.  On January 2, 2011, the agreement was cancelled.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

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

On August 17, 2010, the Company entered into a consulting agreement.  The agreement shall remain in effect until terminated.  In exchange for the services provided, the consultant will receive a $500 a month allowance for general expenses.  In addition, for all the new business brought to the Company the consultant will receive a 10% compensation for each gross dollar received by the Company.  On February 15, 2011, the Company terminated the agreement.

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

On February 17, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 500,000 shares of common stock. The term of the agreement is for one year.

On March 3, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 1,000,000 shares of common stock. The term of the agreement is for one year.

(C) Operating Lease Agreements

On September 1, 2010 the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on October 1, 2010 and expires on September 30, 2013.  Total base rent due during the term of the lease is $134,880.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

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

As of March 31, 2011, the Company owes $18,000 in principal and $1,779 of accrued interest to the principal stockholder related to these principal loans  (See Note 3).

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

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of March 31, 2011, the principal stockholder has advanced $331,580 to the Company under this line of credit agreement and was repaid $215,100. (See Note 7(G) and Note 4).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

As of December 31, 2010, the Company owes $216,480 in principal and $9,283 of accrued interest to the principal stockholder related to these lines of credit  (See Note 4).

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

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $.0.11 per share. (See Note 7(G)).

NOTE 10          SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

During April of 2011, the majority stockholder advanced the Company $16,400 under the line of credit agreement dated March 25, 2010 (See Note 4 and 8).

On May 2, 2011, the Company issued two million shares of its common stock at $0.10 per share for cash of $200,000.

On April 11, 2011, the Company entered into a conversion agreement executed by a note holder for 587,382 shares based on a conversion price of $0.0315 per share.  (See Note 6).

On May 7, 2011, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  In exchange for the services rendered, the Company will pay a one-time fee of $7,500 payable at the signing of the agreement.  Upon the closing of one or more transactions, during the term of the agreement, the Company will pay a cash fee of 7.5% of the aggregate value of the transaction.  Based on the term of the transaction(s), the Company will issue 500,000 warrants to purchase common stock at 105% of market value five business days prior to the Companies registration filing of the transaction(s) with the SEC.

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

Corporate History and Structure

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

In May of 2010, we acquired the worldwide rights to all fields of use for Max Sound HD Audio technology. In November of 2010, we opened our post-production facility for Max Sound HD Audio in Santa Monica California.  On January 17, 2011, Greg Halpern resigned as our CEO and we entered into an employment agreement with John Blaisure to serve as our new CEO.  In February of 2011, after several successful demonstrations of our Max Sound Audio technology to various multi-media industry company executives, we decided to shift the focus of the Company to the Max Sound HD Audio technology and commenced the name change from So Act Network, Inc. to Max Sound Corporation and the symbol from SOAN to MAXD.

The Company is in negotiations with several multi-media companies that will utilize our HD Audio solution in the future.

A new video is currently available on the company website at http://www.maxsound.com. The Max Sound® Technology Highlights Video is 10 minutes long and summarizes the HD Audio™ process including meeting the inventor of the technology and showing the need for high definition audio in several key vertical markets.

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

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $95,000 and forgiveness of amounts owed to Mr. Halpern of $244,000 through conversion of debt notes and accrued salary into shares at $0.11 cents per share.  This further demonstrates our Chairman’s three-year long and ongoing commitment thus far to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

	For the three months Ended March 31,
	2011	2010

Revenue	$0	0

Operating Expenses
General and Administrative	37,119	38,552
Endorsement Fees	407,373	429,253
Consulting Fees *	1,926,860	1,373,526
Professional Fees *	40,449	33,052
Website Development	0	129,072
Compensation	54,000	54,000
Total Operating Expenses	2,465,801	2,057,455

Loss from Operations	(2,465,801)	(2,057,455)

Other Income
Gain on extinguishment of debt	0	0
Total Other Income	0	0

Other Expense
Interest Expense	(3,035)	(1,850)
Amortization of Debt Discount	(6,232)	0
Change in fair value of embedded derivative liability	(49,125)	0
Total Other Expense	(58,392)	(1,850)

Provision for Income Taxes	0	0

Net Loss	$(2,524,193)	(2,059,305)

Net Loss Per Share - Basic and Diluted	$(0.01)	(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	227,978,768	188,709,714

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended March 31, 2011 and for the three months ended March 31, 2010

General and Administrative Expenses: Our general and administrative expenses were $37,119 for the three months ended March 31, 2011 and $38,552 for the three months ended March 31, 2010, representing a decrease of $1,433 or approximately 3.7%, as a result of our expenses on the general operation of the company including increases due to the renting of a sound studio and decreases due to less marketing of the original social networking website.

Endorsement Fees:  Our endorsement fees were $407,373 for the three months ended March 31, 2011 and $429,253 for the three months ended March 31, 2010, representing a decrease of $21,880 or approximately 5.09% as a result of our decline in the use of having individuals promote and market the original social networking website.

Consulting Fees:  Our consulting fees were $1,926,860 for the three months ended March 31, 2011 and $1,373,526 for the three months ended March 31, 2010, representing an increase of $553,334 or approximately 40.29% as a result of the expenses associated with the additional consulting, promotional and marketing services related to our social networking website and the further development of our Max Sound® technology.

Professional Fees: Our professional fees were $40,449 for the three months ended March 31, 2011 and $33,052 for the three months ended March 31, 2010, representing an increase of $7,397 or approximately 22.38% as a result of the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses were $0 for the three months ended March 31, 2011 and $129,072 for the three months ended March 31, 2010, representing a decrease of $129,072 or 100% as a result of our original social networking website being launched as a consumer active site in the first quarter of 2010.

Compensation: Our compensation expenses were $54,000 for the three months ended March 31, 2011 and $54,000 for the three months ended March 31, 2010, as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CFO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the three months ended March 31, 2011 and 2011, were $2,524,193, compared to $2,059,305, respectively. The increase in net loss was the result of the substantial increase in our operating and marketing expenses.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.   We have an accumulated deficit of $11,392,530 for the period from December 9, 2005 (inception) to March 31, 2011, and have negative cash flow from operations of $734,332 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that would be necessary if the Company is unable to continue as a going concern.

Management believes the actions presently being taken to obtain additional funding and implement its strategic plans provide for the Company to continue as a going concern.

From our inception through December 31, 2010, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2010, the Company repaid $21,700 in principal to the principal stockholder. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of March 31, 2011, we owed  $18,000in principal and  $1,779 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively.    Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of March 31, 2011, we owe $216,480 in principal and accrued interest of $9,283 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

On February 18, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $.0001 common stock at $0.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and  $144,000 in accrued wages payable. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the three  months ended March 31, 2011 and 2010, respectively.

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

Item 4.  Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2011, So Act Network, Inc. (the “Company” and SOAN) entered into an Asset Sale Agreement (“Asset Agreement”) with Adam Nelson, an Illinois Resident (“Nelson”) and Chris Record, a California Resident (“Record”). Whereas, Nelson and Record own 100% of the intellectual properties known as the Blog Software, Social Media Vault, and Social Media Bar and Record (collectively the “Properties”) owns 100% of the intellectual property known as Trending Topix (collectively with the Properties, the “Intellectual Properties”) and whereby the Company agreed to acquire the Intellectual Properties in a stock-for-asset exchange in accordance with the respective corporation laws in their state, upon consummation of which all of the Intellectual Properties ownership interest shall be owned by SOAN, and all such ownership interest in the Intellectual Properties shall be exchanged for: (i) 1,000,000 unregistered shares of par value $.0001 common shares of SOAN to Nelson and (ii) 2,000,000 unregistered shares of par value $.0001 common shares of SOAN to Record.

On January 18, 2011, the Company entered into a conversion agreement executed by a note holder for 109,375 shares based on a conversion price of $0.032 per share.

On February 9, 2011, the Company entered into a conversion agreement executed by a note holder for 271,186 shares based on a conversion price of $0.0295 per share.

On February 15, 2011, the Company entered into a conversion agreement executed by a note holder for 357,143 shares based on a conversion price of $0.0336 per share.

On February 17, 2011 we entered into a consulting agreement with Equiti-Trend Advisors, LLC (“Equiti-Ttrend”).    In consideration for the agreement, the Company issued to Equiti-Trend 500,000 non-refundable shares of the Company’s restricted common stock having a fair value of $55,000 ($0.11//share) based upon fair vaue on the grant date, in exchange for Equiti-Trend’s services for a period of 6 months.

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $0.11 per share.

On February 17, 2011, a principal stockholder converted $100,000 of a line of credit owed into 909,091 shares of common stock at $.011 per share.

On February 23, 2011, the Company entered into a conversion agreement executed by a note holder for 220,264 shares based on a conversion price of $0.0454 per share.

On March 3, 2011, the Company issued 1,000,000 shares of common stock to Equiti-Trend Advisors, LLC, pursuant to a consulting agreement for consulting services having a fair value of $80,000 ($0.08/share) based upon fair value on the grant date.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None.

Item 5. Other Information.

None

Item 6. Exhibits

              31.1 Certification of Principal Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

              31.2 Certification of Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or 15(d)-14(a)).

              32.1 Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION

Date: May 16, 2011	By:	/s/John Blaisure
John Blaisure President, Chief Executive Officer,

MAX SOUND CORPORATION

Date: May 16, 2011	By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer and Chairman of the Board (Principal Financial Officer)