Form 10-Q/A
period 2011-03-31
Max Sound Corp
filed 2011-05-18
CIK 1353499

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

(A)  Organization and Basis of Presentation

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

MAX SOUND CORPORATION

Date: May 18 , 2011	By:	/s/John Blaisure
John Blaisure President, Chief Executive Officer,

MAX SOUND CORPORATION

Date: May 18 , 2011	By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer and Chairman of the Board (Principal Financial Officer)