Form 10-Q
period 2011-06-30
Max Sound Corp
filed 2011-08-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 15, 2011 there were 256,803,365 shares, par value $.0001, of Common Stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
June 30, 2011

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

SIGNATURES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION
(f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED).

PAGES	5 - 31	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2011	December 31, 2010
	UNAUDITED
Current Assets
Cash	$125,973	$297
Prepaid expenses	855	5,799
Total Current Assets	126,828	6,096

Property and equipment, net	46,234	65,370

Other Assets
Security deposit	4,010	3,710
Intangible assets	7,800,275	7,500,275
Total Other Assets	7,804,285	7,503,985

Total Assets	$7,977,347	$7,575,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$131,850	$159,527
Accrued expenses	242,379	258,152
Derivative liability	54,870	13,262
Warrant liability	162,746	-
Convertible note payable - net of debt discount	34,712	44,864
Loan payable - related party	135,630	239,480
Total Current Liabilities	762,187	715,285

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
242,554,733 and 221,055,221 shares issued and outstanding, respectively	24,257	22,106
Deferred compensation	(754,000)	(1,803,285)
Additional paid-in capital	20,703,426	17,509,682
Subscription receivable	(397,000)	-
Deficit accumulated during the development stage	(12,361,523)	(8,868,337)
Total Stockholders' Equity	7,215,160	6,860,166

Total Liabilities and Stockholders' Equity	$7,977,347	$7,575,451

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Six Months Ended,		For the Period From December 9, 2005 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$2,358	$-	$2,358	$10,826

Operating Expenses
General and administrative	32,243	29,694	69,135	68,546	436,914
Endorsement fees	411,900	485,804	819,273	915,057	4,188,277
Consulting	455,246	1,385,433	2,382,106	2,758,659	6,429,299
Professional fees	26,883	20,466	67,559	53,518	286,935
Website development	-	30,337	-	159,409	251,263
Compensation	54,000	54,000	108,000	108,000	583,549
Total Operating Expenses	980,272	2,005,734	3,446,073	4,063,189	12,176,237

Loss from Operations	(980,272)	(2,003,376)	(3,446,073)	(4,060,831)	(12,165,411)

Other Income / (Expense)
Interest income	25	-	25	-	25
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(2,647)	(2,245)	(5,682)	(4,095)	(16,743)
Amortization of Debt Discount	(3,139)	-	(9,371)	-	(19,644)
Change in fair value of embedded derivative liability	17,040		(32,085)	-	(29,938)
Total Other Income / (Expense)	11,279	(2,245)	(47,113)	(4,095)	(59,657)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(968,993)	$(2,005,621)	$(3,493,186)	$(4,064,926)	$(12,225,068)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	234,809,929	207,221,761	231,642,501	197,917,638

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to June 30, 2011

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($0.35/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,000,000	100	79,900	-	-	-	80,000

Common stock issued for services ($0.10/sh)	-	-	3,015,980	302	301,296	-	-	-	301,598

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.25/sh)	-	-	300,000	30	74,970	-	-	-	75,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	7,920,000	792	791,208	-	(397,000)	-	395,000

Stock offering costs	-	-	-	-	(43,500)	-	-	-	(43,500)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,049,285	1,049,285

Net loss for the six months ended June 30, 2011	-	-	-	-	-	(3,493,186)	-	-	(3,493,186)

Balance, June 30, 2011 (UNAUDITED)	-	$-	242,554,733	$24,257	$20,703,426	$(12,361,523)	$(397,000)	$(754,000)	$7,215,160

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED

	For the Six Months Ended		For the Period From
	June 30, 2011	June 30, 2010	December 9, 2005 (Inception) to June 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(3,493,186)	$(4,064,926)	$(12,225,068)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	19,136	18,826	70,573
In kind contribution of rent - related party	-	6,300	24,963
Stock issued for services	651,598	170,151	1,954,314
Warrants issued for services	-	26,790	833,636
Amortization of stock options	1,199,794	-	1,199,794
Bluesky Fees	-	(2,500)	(1,250)
Amortization of stock based compensation	1,049,285	3,469,078	6,267,466
Security deposit	(300)	-	(4,010)
Amortization of debt discount	9,371	-	19,644
Change in fair value of derivative liability	32,085	-	29,938
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	4,944	6,243	(855)
Increase/(Decrease) accounts payable	(27,677)	107,588	131,850
Increase(Decrease) in warrant liabilities	162,746	-	162,746
Increase/(Decrease) in accrued expenses	130,230	120,301	672,034
Net Cash Used In Operating Activities	(261,974)	(142,149)	(864,225)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	-	(1,500)	(116,807)
Net Cash Used In Investing Activities	-	(1,500)	(117,082)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	81,150	136,550	483,683
Repayment of stockholder loans	(85,000)	(21,700)	(248,053)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	37,500	-	84,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	354,000	25,000	715,000
Proceeds from collection of stock subscription receivable	-	-	67,750
Net Cash Provided by Financing Activities	387,650	139,850	1,107,280

Net Increase / (Decrease) in Cash	125,676	(3,799)	125,973

Cash at Beginning of Period	297	5,390	-

Cash at End of Period	$125,973	$1,591	$125,973

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$300,000	$-	$7,800,000
Shares issued in conversion of related party accrued compensation	$144,000	$-	$427,652
Shares issued in conversion of related party line of credit	$100,000	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$52,003	$-	$52,003
Shares issued in connection with stock dividend	$-	$-	$136,713
Stock sold for subscription	$397,000	$-	$464,750

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

(F) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $0 and $2,358 for the six months ended June 30, 2011 and 2010, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $14,120 and $0 for the six months ended June 30, 2011 and 2010, respectively.

(H) Identifiable Intangible Assets

As of June 30, 2011 and 2010, $7,800,275 and $7,500,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(I) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants and convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 1,760,000 and 650,000 for stock warrants, 12,000,000 and 0 for stock options, and 282,532 and 0 shares issuable upon the conversion of convertible debt, for the six months ended June 30, 2011 and 2010, respectively.

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

(L) Recent Accounting Pronouncements

ASU No. 2011-02; Receivables.  In April, 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operation.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

NOTE 2       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $12,361,523 for the period from December 9, 2005 (inception) to June 30, 2011, and has negative cash flow from operations of $864,225 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2011, the Company owes $18,000 in principal and $1,925 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4       LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2011, the principal stockholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of June 30, 2011, the principal stockholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of June 30, 2011, the principal stockholder has advanced $223,680 to the Company and was repaid $6,050 under the terms of this line of credit agreement. (See Note 7(G) and Note 9).

As of June 30, 2011, the Company owes $117,630 in principal and $10,816 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

NOTE 5       PROPERTY AND EQUIPMENT

At June 30, 2011, respectively, property and equipment is as follows:

	June 30, 2011	December 31, 2010

Website Development	$112,722	$112,722
Software	400	400
Office Equipment	2,185	2,185
Domain Name	1,500	1,500
Less accumulated depreciation and amortization	(70,573)	(51,437)

	$46,234	$65,370

Depreciation/amortization expense for the six months ended June 30, 2011 and 2010, was $19,136 and $18,826, respectively.

NOTE 6       CONVERTIBLE DEBT

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  During the six months ended June 30, 2011, the note holder converted $52,003 of the note payable and accrued interest into 1,545,350 shares of the company stock.  As of June 30, 2011, the Company owed $772 in accrued interest on this note.  (See Note 7 (G)).

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price Expected dividends	$0.1377 0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which was amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.  For the six months ended June 30, 2011, the Company amortized $5,136 of debt discount.

At June 30, 2011 the Company remeasured the derivative liability and recorded a fair value of $949.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a decrease in the expense totaling $20,051 for the six months ended June 30, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk fee interest rate	0.30%
Expected life of warrant in days	0

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note.  As of June 30, 2011, the Company owed $40,000 in principal and $1,184 in accrued interest on this note.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price Expected dividends	$0.0738 0%
Expected volatility	456.63%
Expected term: conversion feature	365 days
Risk free interest rate	0.27%

The fair value of the embedded conversion option on the commitment date was $9,523.  The Company recorded a related debt discount of $9,523, which is amortized over the life of the debt.  For the six months ended June 30, 2011, the Company amortized $4,235 of debt discount.

At June 30, 2011 the Company remeasured the derivative liability and recorded a fair value of $53,921.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $3,011 for the six months ended June 30, 2011. The following management assumptions were considered:

Exercise price	$0.035
Expected dividends	0%
Expected volatility	514.06%
Risk fee interest rate	0.19%
Expected life of warrant in days	140

NOTE 7       STOCKHOLDERS’ EQUITY

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

On February 23, 2011, the Company issued 300,000 shares of common stock for cash of $30,000 ($0.10/share).

On March 21, 2011, the Company issued 150,000 shares of common stock for cash of $15,000 ($0.10/share).

On May 2, 2011, the Company issued 2,000,000 shares of common stock for cash of $200,000 ($0.10/share).

During the month  of June 2011, the Company issued 5,460,000 shares of common stock for cash of $546,000 ($0.10/share) of which $397,000 was a subscription receivable.  The Company accrued $41,000 in finder’s fees and are obligated to issue 465,000 warrants within thirty (30) days of the stock issuance pursuant to the consulting agreements with certain individuals.  However, as of June 30, 2011, the Company has not issued any of these warrants (See Note 7(C)).

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

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0.  During the year ended December 31, 2010, the consultant returned an additional 150,000 shares of common stock to the Company (See Note 8(B)).

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

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,948 and $89,000 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $44,134 is recorded as consulting expense and $32,918 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009 and 2010, $22,466 and $200,000 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $99,178 is recorded as consulting expense and $78,356 is recorded as deferred compensation (See Note 8(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,096 and $90,000 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $44,631 is recorded as consulting expense and $34,273 is recorded as deferred compensation (See Note 8(B)).

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

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the six months ended June 30, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the six months ended June 30, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009 and 2010, $2,802 and $709,116 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $299,084 is recorded as consulting expense and $301,398 is recorded as deferred compensation (See Note 8(B)).

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009 and 2010, $34,192 and $585,000 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $290,095 is recorded as consulting expense and $260,713 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 was recorded as consulting expense.  For the six months ended June 30, 2011, $42,151 is recorded as consulting expense and $46,342 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 was recorded as consulting expense.  For the six months ended June 30, 2011, $173,260 is recorded as consulting expense (See Note 8(B)).

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

On May 17, 2011, the Company issued 2,000,000 shares of common stock pursuant to an employment agreement having a fair value of $140,000 ($0.07/share) based upon fair value on the grant date.  (See Note 8(A)).

During June 2011, the Company issued 300,000 shares of common stock pursuant to  consulting agreements for consulting services having a fair value of $75,000 ($0.25/share) based upon fair value on the grant date (See Note 8(B)).

On June 15, 2011, the Company issued 15,980 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $1,598 ($0.10/share) based upon the terms of the consulting agreement (See Note 8(B)).

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

The following tables summarize all warrant grants as of June 30, 2011 and 2010, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000		$0.51
Granted	-	$
Exercised	-
Forfeited	-
Balance at June 30, 2011	1,760,000		$0.51
Options Exercisable at June 30, 2011	1,760,000		$0.51
Weighted Average Fair Value of Options Granted			$0.51

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.52	500,000	1.50	$0.52	500,000	$0.52
$0.50	1,260,000	1.99	$0.50	1,260,000	$0.50

In connection with the warrants issued for cash and services, the Company has an aggregate of 1,760,000 and 650,000 warrants outstanding as June 30, 2011 and 2010, respectively.  As of June 30, 2011, the Company has reserved 1,760,000 shares of common stock for the future exercise of the warrants.

The Company has recorded a warrant liability of $162,746 related to the 465,000 warrants the Company is obligated to issue in connection with the share issued during the month of June 2011, however the warrants have not been granted as of June 30, 2011 (See Note 7(A)).

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

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $0.11 per share (See Note 9).

On February 17, 2011, a principal stockholder converted $100,000 of a line of credit owed into 909,091 shares of common stock at $.011 per share (See Note 4 and Note 9).

On January 18, 2011, the Company entered into a conversion agreement executed by a note holder for 109,375 shares based on a conversion price of $0.032 per share (See Note 6).

On February 9, 2011, the Company entered into a conversion agreement executed by a note holder for 271,186 shares based on a conversion price of $0.0295 per share (See Note 6).

On February 15, 2011, the Company entered into a conversion agreement executed by a note holder for 357,143 shares based on a conversion price of $0.0336 per share (See Note 6).

On February 23, 2011, the Company entered into a conversion agreement executed by a note holder for 220,264 shares based on a conversion price of $0.0454 per share (See Note 6).

On April 11, 2011, the Company entered into a conversion agreement executed by a note holder for 587,382 shares based on a conversion price of $0.0315 per share (See Note 6).

(H) Share Exchange

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share) (See Note 8(B)).

On January 17, 2011, the Company acquired the rights to software technology known as Blog Software, Social Media Vault, Social Media Bar and Trending Topix (BSST) through a share exchange, whereby the Company issued 3,000,000 shares of common stock to two individuals in exchange for their rights to BSST having a value of $300,000 based upon recent market value ($0.10/share).

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its' new CEO pursuant to an employment agreement.  The Company recognized an expense of $1,199,794 for the six months ended June 30, 2011.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010; dividend yield of zero, expected volatility of 436.04%, risk-free interest rates of 1.00%, expected life of three years.  The options vest immediately (See Note 8 (A)).

NOTE 8       COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the six months ended June 30, 2011, the Company has recorded $108,000 in compensation expense (See Note 9).

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company. The agreement also calls for the employee to receive health benefits (See Note 7(B) and 7(I)).

On May 17, 2011, the Company executed an employment agreement with its Chief Internet Officer (“CIO”).  The term of the agreement is for five years.  As compensation for services, the CIO will receive a monthly compensation of $9,000 beginning at the completion of at least one million dollars of new funding.  In addition to the base salary, the employee is entitled to receive health benefits.  The agreement also calls for the CIO to receive two million shares of Rule 144 common stock upon the execution of the agreement.  For the six months ended June 30, 2011, the Company has recorded $149,000 in compensation expense.  (See Note 7(B)).

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

On September 18, 2009, the Company entered into a six month consulting agreement with an unrelated third party to provide public relations services.  In exchange for the services provided the Company issued 600,000 shares of common stock having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  Shares will be issued on or before December 18, 2009 in six 100,000 increments.  The Company has an option to cancel the contract at any time, in such event; the consultant will return a prorated amount of shares based on the months remaining in the consulting agreement.   On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009 $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0.  During the year ended December 31, 2010, the consultant returned an additional 150,000 shares of common stock to the Company (See Note 7(B)).

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

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009 and 2010, $87,805 and $1,712,815 was recorded as consulting expense, respectively.  For the six months ended June 30, 2011, $777,112 is recorded as consulting expense, and $707,658 is recorded as deferred compensation (See Note 7(B)).

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

On June 10, 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of common stock each.  (See Note 7(B)).

On June 15, 2011, the Company entered into a consulting agreement with an unrelated third party for software and computer technology services.  In exchange for the services provided, the consultant will be paid $70 per hour with $50 per hour paid in cash and $20 per hour paid in Company stock at $0.10 per share.  The term of the agreement is for one year. (See Note 7(B)).

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

As of June 30, 2011, the Company owes $18,000 in principal and $1,925 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2011, the principal shareholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of June 30, 2011, the principal shareholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of June 30, 2011, the principal stockholder has advanced $223,680 to the Company and was repaid $6,050 under this line of credit agreement (See Note 4 and Note 7(G)).

As of June 30, 2011, the Company owes $117,630 in principal and $10,816 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

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

NOTE 10     SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

For the period July 1 to August 8, 2011, the Company issued 10,927,000 shares of common stock for cash of $1,092,700 ($0.10/share).  In connection with these issuances, the Company incurred $74,510 in finder’s fees and reserved 745,100 warrants pursuant to the agreements with certain individuals.

During the month of July 2011, $397,000 of the stock subscription receivable was collected (See Note 7(A)).

During the month of July 2011, the principal stockholder was repaid $55,000 under the line of credit agreement dated March 25, 2010 (See Note 4 and 9),

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the primate rate as of the date of issuance.  As of June 30, 2011, the Company owes $18,000 in principal and $1,925 in accrued interest on these loans. We have also entered into three Credit Line Agreements with Greg Halpern.  The first two have been a $0 principal balance and expired during the first six months of June 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. As of June 30, 2011, the Company owes $117,630 in principal and $10,816 in accrued interest related to these lines of credit. Although, we believe that the $117,630 already used and the$382,370 remaining on th third line of credit will be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the development of our technology, the Company believes the funding campaign in the summer of 2011 will allow for the Company to continue building Max Sound HD Audio Technology and aggressively marketing it to Multi-Media Industry Users of Audio and Audio with Video products.

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $81,150 and forgiveness of amounts owed to Mr. Halpern of $244,000 through conversion of debt notes and accrued salary into shares at $0.11 cents per share.  This further demonstrates our Chairman’s three-year long and ongoing commitment thus far to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

The Company believes that Max Sound HD Audio is a game changer for several vertical markets whose demand will create revenue opportunities in the fall of 2011 that will meet the Company’s needs to eliminate its going concern status in 2012.

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

	For the three months Ended June 30,
	2011	2010

Revenue	$0	2,358

Operating Expenses
General and Administrative	32,243	29,694
Endorsement Fees *	411,900	485,804
Consulting Fees *	455,246	1,385,433
Professional Fees	26,883	20,466
Website Development	0	30,337
Compensation	54,000	54,000
Total Operating Expenses	980,272	2,005,734

Loss from Operations	(980,272)	(2,003,376)

Other Income / (Expense)
Interest Income	25
Interest Expense	(2,647)	(2,245)
Amortization of Debt Discount	(3,139)	-
Change in fair value of embedded derivative liability	17,040	-
Total Other Income / (Expense)	(11,279)	(2,245)

Provision for Income Taxes	0	0

Net Loss	$(968,993)	(2,005,621)

Net Loss Per Share - Basic and Diluted	$(0.00)	(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	234,809,929	207,221,761

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended June 30, 2011 and for the three months ended June 30, 2010

General and Administrative Expenses: Our general and administrative expenses were $32,243 for the three months ended June 30, 2011 and $29,694 for the three months ended June 30, 2010, representing an increase of $2,549 or approximately 8.28%, as a result of our expenses on the general operation of the company including increases due to the renting of a sound studio and decreases due to less marketing of our social networking website.

Endorsement Fees:  Our endorsement fees were $411,900 for the three months ended June 30, 2011 and $485,804 for the three months ended June 30, 2010, representing a decrease of $73,904 or approximately 15.21% as a result of our decline in the use of having individuals promote and market our social networking website.

Consulting Fees:  Our consulting fees were $455,246 for the three months ended June 30, 2011 and $1,385,433 for the three months ended June 30, 2010, representing a decrease of $930,187 or approximately 67.14% as a result of the decrease in our use of consultants needed for promotional and marketing services related to our social networking website.

Professional Fees: Our professional fees were $26,883 for the three months ended June 30, 2011 and $20,466 for the three months ended June 30, 2010, representing an increase of $6,417 or approximately 31.35% as a result of the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses were $0 for the three months ended June 30, 2011 and $30,337 for the three months ended June 30, 2010, representing a decrease of $30,337 or 100% due to our discontinuance of the development and hosting services related to our former website.

Compensation: Our compensation expenses were $54,000 for the three months ended June 30, 2011 and $54,000 for the three months ended June 30, 2010, as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CFO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the three months ended June 30, 2011 and 2011, were $968,993, compared to $2,005,621, respectively. The decrease in net loss was the result of the substantial decrease in our promotional and marketing expenses.

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the six months Ended June 30,
	2011	2010

Revenue	$0	2,358

Operating Expenses
General and Administrative	69,135	68,546
Endorsement Fees *	819,273	915,057
Consulting Fees *	2,382,106	2,758,659
Professional Fees	67,559	53,518
Website Development	0	159,409
Compensation	108,000	108,000
Total Operating Expenses	3,446,073	4,063,189

Loss from Operations	(3,446,073)	(4,060,831)

Other Income/(Expense)
Interest Income	25
Interest Expense	(5,682)	(4,095)
Amortization of Debt Discount	(9,371)	-
Change in fair value of embedded derivative liability	(32,085)	-
Total Other Income/(Expense)	(47,113)	(4,095)

Provision for Income Taxes	0	0

Net Loss	$(3,493,186)	(4,064,926)

Net Loss Per Share - Basic and Diluted	$(0.02)	(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	231,642,501	197,917,638

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the six months ended June 30, 2011 and for the six months ended June 30, 2010

General and Administrative Expenses: Our general and administrative expenses were $69,135 for the six months ended June 30, 2011 and $68,546 for the six months ended June 30, 2010, representing an immaterial increase of $589 or approximately .86%,

Endorsement Fees:  Our endorsement fees were $819,273 for the six months ended June 30, 2011 and $915,057 for the six months ended June 30, 2010, representing a decrease of $95,784 or approximately 10.46% as a result of our decline in the use of having individuals promote and market our social networking website.

Consulting Fees:  Our consulting fees were $2,382,106 for the six months ended June 30, 2011 and $2,758,659 for the six months ended June 30, 2010, representing a decrease of $376,553 or approximately 13.65% as a result of the decrease in our use of consultants needed for promotional and marketing services related to our social networking website.

Professional Fees: Our professional fees were $67,559 for the six months ended June 30, 2011 and $53,518 for the six months ended June 30, 2010, representing an increase of $14,041 or approximately 26.24% as a result of the increased expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses were $0 for the six months ended June 30, 2011 and $159,409 for the six months ended June 30, 2010, representing a decrease of $159,409 or 100% due to our discontinuance of hosting services related to our social networking website.

Compensation: Our compensation expenses were $108,000 for the six months ended June 30, 2011 and $108,000 for the six months ended June 30, 2010, as a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CFO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008. A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008.

Net Loss: Our net loss for the six months ended June 30, 2011 and 2011, were $3,493,186, compared to $4,064,926, respectively. The decrease in net loss was the result of the substantial decrease in our promotional and marketing expenses related to our social networking site.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $2,358 for the three months ended June 30, 2011 and 2010, respectively. We have an accumulated deficit of $12,361,523 for the period from December 9, 2005 (inception) to June 30, 2011, and have negative cash flow from operations of $864,225 from inception.

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

From our inception through June 30, 2011, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the six months ended June 30, 2011, the Company repaid $23,200 in principal to the principal stockholder. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest tht major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of June 30, 2011, we owed $18,000 in principal and $1,925 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of June 30, 2011, we owe $117,630 in principal and accrued interest of $10,816 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

On February 17, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $.0001 common stock at $0.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and $144,000 in accrued wages payable. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable.

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

Recent Accounting Pronouncements

ASU No. 2011-02; Receivables. In April, 2011, the FASB issued ASU No. 2011-02, to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operation

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had no revenue for the three months ended June 30, 2011 and 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2011, the Company entered into an Asset Sale Agreement (“Asset Agreement”) with Adam Nelson, an Illinois Resident (“Nelson”) and Chris Record, a California Resident (“Record”). Whereas, Nelson and Record own 100% of the intellectual properties known as the Blog Software, Social Media Vault, and Social Media Bar (collectively the “Properties”) and Record owns 100% of the intellectual property known as Trending Topix (collectively with the Properties, the “Intellectual Properties”) and whereby the Company agreed to acquire the Intellectual Properties in a stock-for-asset exchange in accordance with the respective corporation laws in their state, resulting in the ownership of all of the Intellectual Properties by the Company, in exchange for: (i) 1,000,000 unregistered shares of par value $.0001 common shares of the Company to Nelson and (ii) 2,000,000 unregistered shares of par value $.0001 common shares of the Company to Record.

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

On February 17, 2011 we entered into a consulting agreement with Equiti-Trend Advisors, LLC (“Equiti-Trend”).    In consideration for the agreement, the Company issued to Equiti-Trend 500,000 non-refundable shares of the Company’s restricted common stock having a fair value of $55,000 ($0.11//share) based upon fair value on the grant date, in exchange for Equiti-Trend’s services for a period of 6 months.

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

On January 17, 2011, the Company issued 3,000,000 share of Common Stock to John Blaisure, our new CEO, pursuant to an employment agreement having a fair value of $300,00 ($0.10/share) based upon fair value on the grant date.

On April 11, 2011, the Company entered into a conversion agreement executed by a note holder for 587,382 shares based on a conversion price of $0.0315 per share.

On May 2, 2011, the Company issued 2,000,000 shares of common stock to Adam Nelson for cash of $200,000 ($0.10/share).

On May 17, 2011, the Company issued 2,000,000 shares of common stock to Chris Record pursuant to an employment agreement having a fair value of $140,000 ($0.07/share) based upon fair value on the grant date.

On June 15, 2011, the Company issued 15,980 shares to Sattvik Software & Technology Resource LTD,Co., pursuant to a consulting agreement having a fair value of $1,598 ($0.10/share) based upon the terms of the consulting agreement.

On June 10, 2011, the Company issued 100,000 shares of common stock to each of Frank Correa and Frank Serafine, pursuant to consulting agreements for consulting services and as members of the Company’s Advisory Board having a fair value of $25,000 ($0.25/share).

On June 23, 2011 the Company issued 100,000 shares of common stock to Fred Walecki, pursuant to a consulting agreement and as a member of the Company’s Advisory Board having a fair value of $25,000 ($0.25/share).

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

 101  Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION

Date: August 15, 2011	By:	/s/John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

MAX SOUND CORPORATION

Date: August 15, 2011	By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer and Chairman of the Board (Principal Financial Officer)