Form 10-Q
period 2011-09-30
Max Sound Corp
filed 2011-11-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 14, 2011, there were 254,764,661 shares, par value $.0001 per share, of Common Stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	9
Item 1A	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Removed and Reserved	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION
(f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010 (AUDITED).

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEBMER 30, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED).

PAGES	F-5 - F-35	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	UNAUDITED
Current Assets
Cash	$1,121,486	$297
Prepaid expenses	-	5,799
Total Current Assets	1,121,486	6,096

Property and equipment, net	87,873	65,370

Other Assets
Security deposit	4,123	3,710
Intangible assets	7,800,275	7,500,275
Total Other Assets	7,804,398	7,503,985

Total Assets	$9,013,757	$7,575,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$133,308	$159,527
Accrued expenses	258,169	258,152
Derivative liability	-	13,262
Convertible note payable - net of debt discount	-	44,864
Loan payable - related party	31,130	239,480
Total Current Liabilities	422,607	715,285

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
254,560,866 and 221,055,221 shares issued and outstanding, respectively	25,457	22,106
Deferred compensation	-	(1,803,285)
Additional paid-in capital	22,256,355	17,509,682
Deficit accumulated during the development stage	(13,690,662)	(8,868,337)
Total Stockholders' Equity	8,591,150	6,860,166

Total Liabilities and Stockholders' Equity	$9,013,757	$7,575,451

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Operations
UNAUDITED

	For the Three Months Ended,		For the Nine Months Ended,		For the Period From
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	December 9, 2005 (Inception) to September 30, 2011

Revenue	$3,000	$7,576	$3,000	$9,934	$13,826

Operating Expenses
General and administrative	132,761	93,619	201,896	162,165	569,675
Endorsement fees	754,000	443,362	1,573,273	1,358,419	4,942,277
Consulting	394,541	11,449	2,776,647	2,770,108	6,823,840
Professional fees	34,439	45,438	101,998	98,956	321,374
Website development	-	-	-	159,409	251,263
Compensation	66,000	54,000	174,000	162,000	649,549
Total Operating Expenses	1,381,741	647,868	4,827,814	4,711,057	13,557,978

Loss from Operations	(1,378,741)	(640,292)	(4,824,814)	(4,701,123)	(13,544,152)

Other Income / (Expense)
Interest income	278	-	303	-	303
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(258)	(2,590)	(5,940)	(6,685)	(17,001)
Amortization of Debt Discount	(5,288)	(2,194)	(14,659)	(2,194)	(24,932)
Change in fair value of embedded derivative liability	54,870	(51)	22,785	(51)	24,932
Total Other Income / (Expense)	49,602	(4,835)	2,489	(8,930)	(10,055)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,329,139)	$(645,127)	$(4,822,325)	$(4,710,053)	$(13,554,207)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	251,117,752	219,991,814	234,195,631	205,006,017

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to September 30, 2011

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10.000	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10.000	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10.000	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10.000	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490.000	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47.000	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1.000	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646.000	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194.000	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6.000	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2.000	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170.000	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94.000	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3.000	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3.000	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10.000	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10.000	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283.000	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3.000	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92.000	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30.000	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110.000)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26.000	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816.000	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120.000	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95.000	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25.000	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10.000	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10.000	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21.000	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14.000	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000.000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15.000)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100.000	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10.000	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100.000)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	71	175,644	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	1	854	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	7	11,993	-	-	-	12,000

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	11	15,589	-	-	-	15,600

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	7,920,000	792	791,208	-	(397,000)	-	395,000

Collection of stock subscripton receivable	-	-	-	-	-	-	397,000	-	397,000

Common stock issued for cash ($0.10/sh)	-	-	10,937,000	1,094	1,092,606	-	-	-	1,093,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock and financing offering costs	-	-	-	-	(79,280)	-	-	-	(79,280)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	(4,822,325)	-	-	(4,822,325)

Balance, September 30, 2011 (UNAUDITED)	-	$-	254,560,866	$25,457	$22,256,355	$(13,690,662)	$-	$-	$8,591,150

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
f/k/a So Act Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended		For the Period From
	September 30, 2011	September 30, 2010	December 9, 2005 (Inception) to September 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(4,822,325)	$(4,710,053)	$(13,554,207)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	25,633	28,525	77,070
Depreciation for abandonment of website	38,794	-	38,794
In kind contribution of rent - related party	-	9,450	24,963
Stock issued for services	857,709	211,151	2,160,425
Warrants issued for services	248,498	10,559	1,082,134
Amortization of stock options	1,199,794	-	1,199,794
Bluesky Fees	-	(400)	(1,250)
Amortization of stock based compensation	1,803,285	3,811,996	7,021,466
Security deposit	(413)	(3,710)	(4,123)
Amortization of debt discount	14,659	2,194	(24,932)
Change in fair value of derivative liability	(22,785)	51	24,932
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	(448)	-
(Increase)/Decrease in prepaid expenses	5,799	(4,775)	-
Increase/(Decrease) in deferred revenue	-	594	-
Increase/(Decrease) accounts payable	(26,219)	86,548	133,308
Increase(Decrease) in warrant liabilities	-	-	-
Increase/(Decrease) in accrued expenses	147,620	226,537	689,424
Net Cash Used In Operating Activities	(529,951)	(331,781)	(1,132,202)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(86,930)	(2,550)	(203,737)
Net Cash Used In Investing Activities	(86,930)	(2,550)	(204,012)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	134,150	200,350	536,683
Repayment of stockholder loans	(242,500)	(197,800)	(405,553)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	37,500	50,000	84,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	1,411,920	292,000	1,772,920
Proceeds from collection of stock subscription receivable	397,000	-	464,750
Net Cash Provided by Financing Activities	1,738,070	344,550	2,457,700

Net Increase / (Decrease) in Cash	1,121,189	10,219	1,121,486

Cash at Beginning of Period	297	5,390	-

Cash at End of Period	$1,121,486	$15,609	$1,121,486

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$300,000	$-	$7,800,000
Shares issued in conversion of related party accrued compensation	$144,000	$-	$427,652
Shares issued in conversion of related party line of credit	$100,000	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$93,603	$-	$93,603
Shares issued in connection with stock dividend	$-	$258	$136,713
Stock sold for subscription	$397,000	$-	$464,750

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

(F) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $3,000 and $9,934 for the nine months ended September 30, 2011 and 2010, respectively.

(G) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $25,170 and $13,646 for the nine months ended September 30, 2011 and 2010, respectively.

(H) Identifiable Intangible Assets

As of September 30, 2011 and 2010, $7,800,275 and $7,500,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(I) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.   Because of the Company’s net losses, the effects of stock warrants and convertible debt would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,715,800 and 1,760,000 for stock warrants, 12,000,000 and 0 for stock options, and 0 and 660,502 shares issuable upon the conversion of convertible debt for the nine months ended September 30, 2011 and 2010, respectively.

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

(L) Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, accrued expenses, and loan payable-related party, approximate fair value due to the relatively short period to maturity for these instruments.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(Q) Concentration of Credit Risk

At September 30, 2011, 100% of sales earned was from one customer.

At September 30, 2010, 20% of sales earned were from one customer.

NOTE 2              GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $13,690,662 for the period from December 9, 2005 (inception) to September 30, 2011, and has negative cash flow from operations of $1,132,202 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On May 22, 2009, the Company received $15,000 from the principal stockholder.  In January of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  In June of 2010, the Company repaid $3,000 in principal to the principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On May 26, 2009 the Company received $16,700 from the principal stockholder.  In May of 2010, the Company repaid $15,700 in principal to the principal stockholder under the term of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

As of September 30, 2011, the Company owes $18,000 in principal and $2,072 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4              LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of September 30, 2011, the principal stockholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of September 30, 2011, the principal stockholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of September 30, 2011, the principal stockholder has advanced $276,680 to the Company and was repaid $163,550 under the terms of this line of credit agreement. (See Note 7(G) and Note 9).

As of September 30, 2011, the Company owes $13,130 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 5	PROPERTY AND EQUIPMENT

At September 30, 2011, and December 31, 2010, respectively, property and equipment is as follows:

	September 30, 2011	December 31, 2010

Website Development	$112,722	$112,722
Furniture and Equipment	70,343	-
Leasehold Improvements	5,167	-
Software	11,820	400
Office Equipment	2,185	2,185
Domain Name	1,500	1,500
Less accumulated depreciation and amortization	(115,864)	(51,437)

	$87,873	$65,370

Depreciation/amortization expense for the nine months ended September 30, 2011, and 2010, was $64,427 and $28,525, respectively.  On August 16, 2011, the Company abandoned its' social networking website and thus recorded a charge of $38,794, as part of the depreciation expense for the period ended September 30, 2011, which is related to the abandonment of the website.

NOTE 6	CONVERTIBLE DEBT

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  During the nine months ended September 30, 2011, the note holder converted $52,003 of the note payable and accrued interest into 1,545,350 shares of the company stock.  As of September 30, 2011, the Company owed $0 in principal and $0 in accrued interest on this note.  (See Note 7 (G)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1377
Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which was amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.  For the nine months ended September 30, 2011, the Company amortized $5,136 of debt discount.

At September 30, 2011 the Company recorded the derivative liability at its fair value of $0, due to the principal and accrued interest were paid in full.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a decrease in the expense totaling $13,262 for the nine months ended September 30, 2011.

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note.  During the nine months ended September 30, 2011, the note holder converted $41,600 of the note payable and accrued interest into 289,945 shares of the company stock.  As of September 30, 2011, the Company owed $0 in principal and $0 in accrued interest on this note.  (See Note 7 (G)).

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.0738
Expected dividends	0%
Expected volatility	456.63%
Expected term: conversion feature	365 days
Risk free interest rate	0.27%

The fair value of the embedded conversion option on the commitment date was $9,523.  The Company recorded a related debt discount of $9,523, which is amortized over the life of the debt.  For the nine months ended September 30, 2011, the Company amortized $9,523 of debt discount.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

At September 30, 2011 the Company recorded the derivative liability at its fair value of $0, due to the principal and accrued interest were paid in full.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a decrease in the expense totaling $9,523 for the nine months ended September 30, 2011.

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold in 2009.

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

During the year ended December 31, 2010, the Company paid direct offering costs of  $2,900 related to the securities sold in 2010.

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

During the month of June 2011, the Company issued 5,460,000 shares of common stock for cash of $546,000 ($0.10/share) of which $397,000 was a subscription receivable.  The Company received the entire $397,000 of subscription receivable in July 2011.

During the months of July, August and September, the Company issued 10,937,000 shares of common stock for cash of $1,093,700 ($0.10/share).

During the nine months ended September 30, 2011, the Company paid $76,780 in finder’s fees and issued 955,800 in warrants related to the stock sold in 2011.

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 was recorded as consulting expense and $105,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 was recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009, the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 was recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 8(B)).

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,948 and $89,000 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $77,052 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009 and 2010, $22,466 and $200,000 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $177,534 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,096 and $90,000 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $78,904 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
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

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the nine months ended September 30, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the nine months ended September 30, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009 and 2010, $2,802 and $709,116 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $600,482 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009 and 2010, $34,192 and $585,000 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $550,808 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 was recorded as consulting expense.  For the nine months ended September 30, 2011, $88,493 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 was recorded as consulting expense.  For the nine months ended September 30, 2011, $173,260 is recorded as consulting expense (See Note 8(B)).

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

On July 1, 2011, the Company issued 6,500 shares of common stock pursuant to a consulting agreement for marketing and promotional services having a fair value of $520 ($0.08/share) based upon the terms of the consulting agreement (See Note 8(B)).

During July and August of 2011., the Company issued 50,482 shares of common stock pursuant to two consulting agreement for consulting services having a fair value of $5,048 ($0.10/share) based upon the terms of the consulting agreements (See Note 8(B)).

On August 14, 2011, the Company issued 2,443 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $855 ($0.35/share) based upon the terms of the consulting agreement (See Note 8(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On September 12, 2011, the Company issued 2,860 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $715 ($0.25/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 18, 2011, the Company issued 15,403 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $3,388 ($0.22/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 25, 2011, the Company issued 1,500 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $585 ($0.39/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 19, 2011, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $23,000 ($0.23/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 21, 2011, the Company issued 400,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $100,000 ($0.25/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 24, 2011, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $33,000 ($0.33/share) based upon the terms of the consulting agreement (See Note 8(B)).

On September 27, 2011, the Company issued 100,000 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $39,000 ($0.22/share) based upon the terms of the consulting agreements (See Note 8(B)).

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

In September of 2011, the Company issued 955,800 warrants under various consulting agreements. The Company recognized an expense of $248,498 for the nine months ended September 30, 2011.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2011, dividend yield of zero, expected volatility of 461.11%; risk-free interest rates of 0.33%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.10 per share (See Note 8(B)).

The following tables summarize all warrant grants as of September 30, 2011, and December 31, 2010, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000	$0.51
Granted	955,800	$0.10
Exercised	-
Forfeited	-
Balance at September 30, 2011	2,715,800	$0.36
Options Exercisable at September 30, 2011	2,715,800	$0.36
Weighted Average Fair Value of Options Granted		$0.36

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.52	500,000	1.25	$0.52	500,000	$0.52
$0.50	1,260,000	1.49	$0.50	1,260,000	$0.50
$0.10	955,800	2.92	$0.10	955,800	$0.10

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,715,800 and 1,760,000 warrants outstanding as of September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company has reserved 2,715,800 shares of common stock for the future exercise of the warrants.

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On February 23, 2011, the Company entered into a conversion agreement executed by a note holder for 220,264 shares based on a conversion price of $0.0454 per share (See Note 6).

On April 11, 2011, the Company entered into a conversion agreement executed by a note holder for 587,382 shares based on a conversion price of $0.0315 per share (See Note 6).

On August 25, 2011, the Company entered into a conversion agreement executed by a note holder for 77,220 shares based on a conversion price of $0.1554 per share (See Note 6).

On August 30, 2011, the Company entered into a conversion agreement executed by a note holder for 96,220 shares based on a conversion price of $0.1455 per share (See Note 6).

On September 12, 2011, the Company entered into a conversion agreement executed by a note holder for 116,505 shares based on a conversion price of $0.1339 per share (See Note 6).

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

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its' new CEO pursuant to an employment agreement.  The Company recognized an expense of $1,199,794 for the nine months ended September 30, 2011.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010; dividend yield of zero, expected volatility of 436.04%, risk-free interest rates of 1.00%, expected life of three years.  The options vest immediately (See Note 8 (A)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 8              COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the nine months ended September 30, 2011, the Company has recorded $162,000 in compensation expense (See Note 9).

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company. On August 25, 2011, an addendum to the agreement was made to increase the monthly compensation to $12,000, beginning September 1, 2011.  The agreement also calls for the employee to receive health benefits.  For the nine months ended September 30, 2011, the Company has recorded $12,000 in compensation expense (See Note 7(B) and 7(I)).

On May 17, 2011, the Company executed an employment agreement with its Chief Internet Officer (“CIO”).  The term of the agreement is for five years.  As compensation for services, the CIO will receive a monthly compensation of $9,000 beginning at the completion of at least one million dollars of new funding.  In addition to the base salary, the employee is entitled to receive health benefits.  The agreement also calls for the CIO to receive two million shares of Rule 144 common stock upon the execution of the agreement.  On August 25, 2011, an addendum to the agreement was made to increase the monthly compensation to $12,000, beginning October 1, 2011 (See Note 7(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid in 2009 upon the execution of the agreement and the remaining $2,500 was paid in 2010 upon completion (See Note 7(B)).

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009 and 2010, $87,805 and $1,712,815 was recorded as consulting expense, respectively.  For the nine months ended September 30, 2011, $1,484,780 is recorded as consulting expense, and $0 is recorded as deferred compensation (See Note 7(B)).

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

On July 1, 2011, the Company entered into a consulting agreement with an unrelated third party for trade show services.  In exchange for the services provided, the consultant received 6,500 shares of common stock at $0.08/per share. The agreement was for one-time services. (See Note 7(B)).

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

In September 2011, the Company entered into a five year advisory board consulting agreement with two individuals to provide for consulting and business services.  In exchange for the services provided, each consultant received 100,000 shares of Company stock at $0.23 and $0.33 per share.  The terms of the agreements are for five years. (See Note 7(B)).

In September 2011, the Company entered into a five year advisory board consulting agreement with two individuals to provide for consulting and business services.  In exchange for the services provided, each consultant received 50,000 shares of Company stock at $0.39 per share.  The terms of the agreements are for five years. (See Note 7(B)).

During the three months ended September 30, 2011, the Company entered into an agreement with an unrelated third party for software and computer technology services. In exchange for the services provided, the consultant received 34,053 shares of common stock at $0.10 – $0.39 per share. The term of the agreement is for one year. (See Note 7(B)).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

In July of 2011, the Company entered into a finder’s fee agreement with third party consultants.  For each qualified investor introduced to the Company by the consultants, the Company will pay a 10% fee in cash equal to 10% of the dollar amount of securities purchased,  In addition, the Company will pay a 10% fee in warrants equal to 10% of the number of shares of stock purchased (See Note 7(C)).

On September 21, 2011, the Company entered into a consulting agreement with an unrelated third party for investor relation services.  In exchange for the services provided, the consultant received 400,000 shares of Company stock at $0.25 per share.  The term of the agreement is for six months. (See Note 7(B)).

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

As of September 30, 2011, the Company owes $18,000 in principal and $2,072 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

MAX SOUND CORPORATION (f/k/a SO ACT NETWORK, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of September 30, 2011, the principal shareholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of September 30, 2011, the principal shareholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of September 30, 2011, the principal stockholder has advanced $276,680 to the Company and was repaid $163,550 under this line of credit agreement (See Note 7(G) and Note 4).

As of September 30, 2011, the Company owes $13,130 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE 10            SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

During October 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $47,000 ($0.47/share).

On October 1, 2011, the Company issued 3,795 shares of common stock for research and development services having a fair value of $1,784 ($0.47/share).

On October 28, 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $88,000 ($0.88/share).

During October 2011, the Company repaid $13,130 principal and $11,370 of accrued interest related to the related party line of credit.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the prime rate as of the date of issuance.  As of September 30, 2011, the Company owes $18,000 in principal and $2,072 in accrued interest on these loans.

We have also entered into three Credit Line Agreements with Greg Halpern.  The first two have a $0 principal balance and one expired in May of 2011, and the second expires in November of 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.  As of September 30, 2011, the Company owes $13,130 in principal and $11,283 in accrued interest related to the third line of credit. Although, we believe that the $13,130 already used and the$486,870 remaining on the third line of credit along with the capital raised by the funding campaign in the summer of 2011 will allow the Company to cover the additional expense arising from maintenance of our regulatory filings with the SEC, the development of our technology, and will allow for the Company to continue marketing the Max Sound HD Audio Technology to Multi-Media Industry Users of Audio and Audio with Video products.

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $134,150 and forgiveness of amounts owed to Mr. Halpern of $244,000 through conversion of debt notes and accrued salary into shares at $0.11 cents per share.  This further demonstrates our Chairman’s three-year long and ongoing commitment thus far to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs is not clearly established as the Company moves forward.

In February of 2011, management shifted the primary focus of the Company to the marketing of the Max Sound HD Audio Technology.  The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in the fourth quarter of 2011 that will meet the Company’s needs to eliminate its going concern status in 2012.

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

	For the three months Ended September 30,
	2011	2010

Revenue	$3,000	$7,576

Operating Expenses
General and Administrative	132,761	93,619
Endorsement Fees *	754,000	443,362
Consulting Fees *	394,541	11,449
Professional Fees	34,439	45,438
Website Development	-	-
Compensation	66,000	54,000
Total Operating Expenses	1,381,741	647,868

Loss from Operations	(1,378,741)	(640,292)

Other Income / (Expense)
Interest Income	278	-
Interest Expense	(258)	(2,590)
Amortization of Debt Discount	(5,288)	(2,194)
Change in fair value of embedded derivative liability	54,870	(51)
Total Other Income / (Expense)	49,602	(4,835)

Provision for Income Taxes	-	-

Net Loss	$(1,329,139)	$(645,127)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	251,117,752	219,991,814

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended September 30, 2011 and for the three months ended September 30, 2010

General and Administrative Expenses: Our general and administrative expenses were $132,761 for the three months ended September 30, 2011 and $93,619 for the three months ended September 30, 2010, representing an increase of $39,142 or approximately 41.80%, as a result of our expenses on the general operation of the Company including increases due to the renting and operation of our sound studio and decreases due to less marketing of our social networking website.

Endorsement Fees:  Our endorsement fees were $754,000 for the three months ended September 30, 2011 and $443,362 for the three months ended September 30, 2010, representing an increase of $310,638 or approximately 70.06% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $394,541 for the three months ended September 30, 2011 and $11,449 for the three months ended September 30, 2010, representing an increase of $383,092 or approximately 3346.07% as a result of an increase in the members of the advisory board, the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology as well as a  decrease in our use of consultants needed for promotional and marketing services related to our social networking website.

Professional Fees: Our professional fees were $34,439 for the three months ended September 30, 2011 and $45,438 for the three months ended September 30, 2010, representing a decrease of $10,999 or approximately 24.20% as a result of greater efficiencies by the Company in the quarter fulfillment of its regulatory obligations.

Website Development: Our website development expenses were $0 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010, due to our discontinuance of the development and hosting services related to our former social networking website.

Compensation: Our compensation expenses were $66,000 for the three months ended September 30, 2011 and $54,000 for the three months ended September 30, 2010, as a result of our expensing of monthly compensation to our President and CFO, and to our CEO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended September 30, 2011 and 2010, were $1,329,139, compared to $645,127, respectively. The increase in net loss was the result of the expenses associated with the abandonment of our social networking website and the increased operational expenses in marketing our Max Sound technology.

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the nine months Ended September 30,
	2011	2010

Revenue	$3,000	9,934

Operating Expenses
General and Administrative	201,896	162,165
Endorsement Fees *	1,573,273	1,358,419
Consulting Fees *	2,776,647	2,770,108
Professional Fees	101,998	98,956
Website Development	-	159,409
Compensation	174,000	162,000
Total Operating Expenses	4,827,814	4,711,057

Loss from Operations	(4,824,814)	(4,701,123)

Other Income/(Expense)
Interest Income	303
Interest Expense	(5,940)	(6,685)
Amortization of Debt Discount	(14,659)	(2,194)
Change in fair value of embedded derivative liability	22,785	(51)
Total Other Income/(Expense)	2,489	(8,930)

Provision for Income Taxes	0	0

Net Loss	$(4,822,325)	$(4,710,053)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	234,195,631	205,006,017

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the nine months ended September 30, 2011 and for the nine months ended September 30, 2010

General and Administrative Expenses: Our general and administrative expenses were $201,896 for the nine months ended September 30, 2011 and $162,165 for the nine months ended September 30, 2010, representing an increase of $39,731 or approximately 24.5% as a result of our expenses on the general operation of the Company including increases due to the renting and operation of our sound studio and decreases due to less marketing of our social networking website..

Endorsement Fees:  Our endorsement fees were $1,573,273 for the nine months ended September 30, 2011 and $1,358,419 for the nine months ended September 30, 2010, representing an increase of $214,854 or approximately 15.81% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $2,776,647 for the nine months ended September 30, 2011 and $2,770,108 for the nine months ended September 30, 2010, representing an increase of $6,539 or approximately .23% as a result of the an increase in the members of the advisory board, the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, as well as a  decrease in our use of consultants needed for promotional and marketing services related to our social networking website.

Professional Fees: Our professional fees were $101,998 for the nine months ended September 30, 2011 and $98,956 for the nine months ended September 30, 2010, representing an increase of $3,042 or approximately 3.07% as a result of the increased expenses associated with the conversion to XBRL to fulfill the Company’s regulatory obligations.

Website Development: Our website development expenses were $0 for the nine months ended September 30, 2011 and $159,409 for the nine months ended September 30, 2010, representing a decrease of $159,409 or 100% due to our discontinuance of development and hosting services related to our former social networking website.

Compensation: Our compensation expenses were $174,000 for the nine months ended September 30, 2011 and $162,000 for the nine months ended September 30, 2010, as a result of our expensing of monthly compensation to our President and CFO, and our CEO pursuant to employment agreements.

Net Loss: Our net loss for the nine months ended September 30, 2011 and 2010, were $4,822,325, compared to $4,710,053, respectively. The increase in net loss was the result of the expenses associated with the abandonment of our social networking website and the increased operational expenses in marketing our Max Sound technology.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $3,000 and $7,576 for the three months ended September 30, 2011 and 2010, respectively. We have an accumulated deficit of $13,690,662 for the period from December 9, 2005 (inception) to September 30, 2011, and have negative cash flow from operations of $1,132,202 from inception.

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

From our inception through September 30, 2011, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. During the nine months ended September 30, 2011, the Company repaid $23,200 in principal to the principal stockholder. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of September 30, 2011, we owed $18,000 in principal and $2,072 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of September 30, 2011, we owe $13,130 in principal and accrued interest of $11,283 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that are expected to have a material impact on the Company's financial position or results of operations.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $3,000 and $7,576 in revenue for the three months ended September 30, 2011 and 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None.

Item 5. Other Information.

None

Item 6. Exhibits

              31.1 Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 101  Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	MAX SOUND CORPORATION

	By:	/s/John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)