Form 10-K
period 2011-12-31
Max Sound Corp
filed 2012-03-30
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

Commission file number  000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10685-B Hazelhurst Drive #6572 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 210-401-7667

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	None.
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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $10,855,738.00.

As of March 30, 2012, the registrant had 255,184,661 shares issued and outstanding.

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

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and networking web site. In January of 2010, the Company launched their Internet search engine and networking website (www.soact.net).  In 2011, the Company decided to abandon its' social networking website.  On May 11, 2010, the Company acquired the worldwide rights, title, and interest to all fields of use for Max Sound®.

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

Research and Development

Throughout 2011, in addition to acquiring and building out Max Sound, which is now our primary focus, the Company continued to build out corporate infrastructure adding personal in critical areas. In the R&D department we added two additional programmers to assist in the building of the Max Sound Android APP which is currently in Beta testing. The Android application will be available for all Android dual core operating systems as well as a Windows Smartphone version succeeding the Android APP. In addition advancements were made on the next revision of the Max Sound audio server which will be available in Windows, Linux and Apple operating systems.  Competing with major websites for top 10 rankings in Google has become near impossible. Our software monitors the top Google Trends, finds related videos on YouTube, and automatically embeds these videos as content on our websites. Then it adds our proprietary algorithm giving us top 10 rankings for long-tail keywords phrases related to the most popular trending searches on Google resulting in large numbers of visitors per month that we potentially can convert into customers of our products and services

Employees

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of Max Sound®, Mr. Halpern has invested nearly $270,000 into the Company in cash, notes, accrued salary, office space, and accrued salary/debt conversions.

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

Chris Record, Chief Internet Officer

Chris Record is the Chief Internet Officer of Max Sound Corporation.  Mr. Record has over 12 years sales and marketing experience and a 10-year background in web design and search engine optimization combined with a 7-year background in direct sales managing 2,500 sales reps nationwide.  Mr. Record brings with him 100,000+ loyal followers from combined social media networks along with several existing multi-million dollar business clients to Max Sound Corporation

We are a publicly reporting company under the Exchange Act and are required to file periodic reports with the Securities and Exchange Commission.  The public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and state the address of that site (http://www.sec.gov).  In addition, you can obtain all of the current filings at our Internet website at www.maxsound.com.

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

In the event that we are unable to obtain additional funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Over the next twelve months, our focus will be in the achieving and implementing the following: The launch of the Max Sound Android and Windows APP for tablets and smartphones in addition to an APP that will run on the Apple OS into the direct consumer market. This will bring relevant traffic to the MAXD Music Store producing subscription based revenue. The launch of MAXD Cloud servers allowing subscribers to stream and encode their compressed personal file libraries. Early adoption from the music and movie industry producing “Mastered in MAXD” content. Deployment of  Max Sound audio appliances for Key industry engineers and Internet streaming  companies allowing them to broadcast in MAXD.

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

ITEM 2.         PROPERTIES.

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

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information

Our shares of common stock are traded on the OTC Bulletin Board under the symbol MAXD.

Price
	High	Low
2010
First quarter	$2.00	$.25
Second quarter	$.39	$.18
Third quarter	$.45	$.07
Fourth quarter	$.41	$.11

2011
First quarter	$.25	$.04
Second quarter	$.40	$.04
Third quarter	$.49	$.22
Fourth quarter	$.95	$.33

The number of holders of record for our Common Stock as of December 31, 2011 was approximately 590. This number excludes individual stockholders holding stock under nominee security position listings.

Holders

As of March 30, 2012, in accordance with our transfer agent records, we had 632 record holders of our Common Stock.

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

Securities authorized for issuance under equity compensation plans.

None.

Stock Option Grants

On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In May of 2010, we acquired the world-wide rights to all fields of use for Max Sound HD Audio technology. In November of 2010, we opened our post-production facility for Max Sound HD Audio in Santa Monica California. In February of 2011, after several successful demonstrations to multi-media industry company executives, we decided to shift the focus of the Company to the marketing of the Max Sound HD Audio technology and commenced the name change from So Act Network, Inc. to Max Sound Corporation and the symbol from SOAN to MAXD.

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

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 Company from the previous owners.  Since that date and through 2011, we have completed financing to raise initial start-up money for the building of our internet search engine and social networking website and to start our operations.  In 2011, the Company shifted the focus of its' business operations from their social networking website to the marketing of the Max Sound HD Audio Technology.

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the primate rate as of the date of issuance.  These loans matured and expired in 2011.  We have entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. As of December 31, 2011, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.  We believe that the $500,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2012 to continue marketing the Max Sound HD Audio Technology aggressively  to Multi-Media Industry Users of Audio and Audio with Video products.

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $134,000 and forgiveness of $244,000 through conversion of debt notes and accrued salary into shares at 11 cents per share.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2012 that will meet the Company’s needs to eliminate its going concern status in 2013.

We expect our financial requirements to increase with the additional expenses needed to market and promote the Max Sound® Audio technology.  We plan to fund these additional expenses by loans from Mr. Halpern based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

In the event that we are unable to obtain additional financing and/or funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Years Ended December 31,
	2011	2010

Revenue	$13,000	$10,826

Operating Expenses
General and Administrative	255,589	261,377
Endorsement Fees *	1,573,273	1,834,122
Consulting Fees *	1,348,753	3,715,182
Professional Fees	146,935	120,185
Website Development	-	159,409
Compensation	2,182,794	216,000
Total Operating Expenses	5,507,344	6,306,275

Loss from Operations	(5,494,344)	(6,295,449)

Other Income / (Expense)
Interest Income	511	-
Interest Expense	(5,940)	(9,390)
Amortization of Debt Discount	(13,710)	(10,273)
Change in fair value of embedded derivative liability	21,836	2,147
Total Other Income / (Expense)	2,697	(17,516)

Provision for Income Taxes	-	-

Net Loss	$(5,491,647)	$(6,312,965)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding
during the year Basic and Diluted	242,287,741	209,007,324

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at time of services

For the Fiscal Year Ended December 31, 2011 and for the Fiscal Year Ended December 31, 2010

General and Administrative Expenses: Our general and administrative expenses for the years ended December 31, 2011 and 2010, were $255,589 and $261,377, respectively. The decrease of $5,788 or approximately 2.21%, was a result of our increased advertising expenses which include the cost of public relations activities, and a decrease in other expenses associated with the operation of the company.

Endorsement Fees:  Our endorsement fees for the years ended December 31, 2011 and 2010, were $1,573,273 and $1,834,122, respectively. The decrease of $260,849 or approximately 14.22% was a result of a decrease in expenses associated with having high profile individuals promote and market our social networking website.

Consulting Fees:  Our consulting fees for the years ended December 31, 2011 and 2010, were $1,348,753 and $3,715,182, respectively. The decrease of $2,366,429 or approximately 63.70% was a result of a decrease in expenses associated with the additional consulting, promotional and marketing services related to our social networking website, and an increase in expenses associated with the further development of our Max Sound® HD Audio technology.

Professional Fees: Our professional fees for the years ended December 31, 2011 and 2010, were $146,935 and $120,185, respectively. The increase of $26,750, or approximately 22.25%, was a result of an increase in the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Website Development: Our website development expenses for the years ended December 31, 2011 and 2010, were $0 and $159,409, respectively. The decrease of $159,409 or approximately 100% was a result of having no expenses associated with continuous improvements and enhancements made to our social networking website throughout 2011 and the abandonment of the website in 2011.

Compensation: Our compensation expenses for the years ended December 31, 2011 and 2010, were $2,182,794 and $216,000, respectively. The increase of $1,966,794, or approximately 910.55%,  was a result of our expensing of monthly compensation to Mr. Greg Halpern, our President and CFO, pursuant to an employment agreement which we entered into with Mr. Greg Halpern on October 13, 2008, (A copy of the employment agreement was attached as Exhibit 10.1 to the Form 8-K filed on October 17, 2008), and additional employees hired during 2011, including the expensing of the stock options granted to the new employees in 2011.

Net Loss: Our net loss for the year ended December 31, 2011, was $5,491,647, compared to $6,312,965 for the year ended December 31, 2010. The decrease in net loss was the result of the decrease in expenses associated with our prior business operations which were abandoned in 2011 and an increase in expenses associated with the promotion and marketing of the Max Sound HD Audio Technology.

Liquidity and Capital Resources

Revenue for the fiscal years ended December 31, 2011, and 2010, were $13,000 and $10,826, respectively. We have an accumulated deficit of $14,359,984 for the period from December 9, 2005 (inception) to December 31, 2011, and have negative cash flow from operations of $1,641,223 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2011, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 of accrued interest to the principal stockholder. Each of these loans accrue interest at the prime rate as of the date of issuance. These loans matured and expired in 2011.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of December 31, 2011, we owed $0 in principal and $0 in accrued interest.

For the year ended December 31, 2011, we received $134,000 from Mr. Greg Halpern, our principal shareholder, by way of the established lines of credit.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.   During the year ended December 31, 2011, the Company repaid $255,480 in principal and $11,283 in accrued interest to the principal stockholder.   As of December 31, 2011, we owe $0 in principal and accrued interest of $0.

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company. As of December 31, 2011, the Company had accrued $126,000 in unpaid wages payable to the principal stockholder.

On February 18, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $.0001 common stock at $.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and the full $144,000 in accrued wages payable owed as of January 31, 2011. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable outstanding and all amounts due and payable as wages as of January 31, 2011.

Subscription Agreement

On August 2, 2011 the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “Investors”) for the issuance and sale of 18,857,000 shares of the Company’s common stock, $.0001 par value per share, for $0.10 per share, aggregating $1,857,000 in gross proceeds (the “Offering”). The shares sold pursuant to the Offering do not have any registration rights. The offering was conducted by the officers of the Company. Other than an Asset Sale Agreement that the Company previously entered into with Adam Nelson, as disclosed in the Form 8-K filed with the SEC on January 21, 2011, there are no other material relationships between the Company and the Investors.

 As more fully described in paragraph above, on August 2, 2011, pursuant to the Subscription Agreement, we issued an aggregate of 18,857,000 shares of common stock, for aggregate gross proceeds of $1,885,700. Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended. We made this determination based on the representations of Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

However, additional expenses may arise from existing employee agreements, and the maintenance of our regulatory filings and responsibilities which include legal, accounting and electronic filing services. It is anticipated that the cost to maintain these activities will be no less than $780,000 and no more than $1,000,000. We have entered into a Line of Credit Note with Greg Halpern who has agreed to establish a revolving line of credit for us with a maximum amount of $500,000 that will mature and expire on March 25, 2012. The Line of Credit Note shall accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.

In the event that we are unable to obtain additional financing and/or funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Recent Accounting Pronouncements

The Company's management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted would have material impact on the accompanying financial statements.

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $13,000 and $10,826 in revenue for the years ended December 31, 2011 and 2010, respectively.

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

Impairment of Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition.  If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  For the year ended December 31, 2011, the Company completed an impairment analysis on its' long-lived assets, their technology rights, and determined that no impairment was necessary.

The Company believes that the accounting estimate related to asset impairment is a "critical accounting estimate" because the impairment methodology is highly susceptible to change from period to period, because it requires management to make assumptions about future cash flows, and because the impact of recognizing impairment could have a significant effect on operations. Management's assumptions about future cash flows require significant judgment because actual business operations of marketing the technology rights is in its infancy stages and managements expects that their future operating levels to fluctuate. The analysis included assumptions that are based on annual business plans and other forecasted results which are used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment test. There can be no assurance that the estimates and assumptions used in the impairment tests will prove to be accurate predictions of the future.  If the future adversely differs from management's best estimate of key economic assumptions, and if associated future cash flows materially decrease, the Company may be required to record impairment charges related to its indefinite life intangible asset.

Prior to February of 2011, the Company's business operations were related to the development and launching of a social networking website.  However, since February of 2011, our business focus has been on the marketing of our Max Sound HD Audio Technology.  Since 2011, was our initial year of marketing our technology, management considers past operational levels to be inconsistent with future operations mainly due to the shift in business focus.  In our impairment testing, the Company made assumptions towards the income and expenses expected in the future including, but not limited to, determining the actual expenses incurred in the current year that were attributable to the new business focus in order to develop an annual cost benchmark, trends in the marketplace, feedback from current and past marketing activities, and assessments upon the useful life of the technology rights.

The Company's primary focus over the next three to five years will be centered around the marketing and implementation of their technology in order to take advantage of the current trends in the marketplace for users of their technology.  In particular, the Company expects that expenses will increase significantly from year to year over the next five years, at which time in year six and beyond the year to year change will be a minimal increase.  In addition, the Company expects minimal revenue over the next two years, while in year three to six the Company expects to realize significant year to year increases in revenue, at which time in year seven and beyond the year to year change will be a minimal increase.

As part of the impairment test, the Company reviewed its' initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances which are similar to the Company's products would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that their technology rights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of their technology.  If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update their impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Subsequent Events

On January 25, 2012, the Company signed a purchase agreement with GEM Global Yield Fund Limited (“GEM”), a company incorporated under the laws of the Cayman Islands, together with a registration rights agreement, whereby GEM has agreed to purchase up to $50 million (the “Aggregate Limit”) of our common stock over a 24-month period (the “Investment Period”) (the “Purchase Agreement” and “Registration Rights Agreement”, respectively).  Under the Registration Rights Agreement, the Company agreed to file an S-3 Registration Statement with the Securities and Exchange Commission (“SEC”) covering the shares that may be issued to GEM under the Purchase Agreement only after meeting the S-3 eligibility requirements (“S-3 Eligible”).

The purchase price of the shares related to the future funding will be based on a 10% discount to the prevailing market prices of the Company’s shares at the time of sales, and the Company will control the timing and amount of any sales of shares to GEM.

In consideration for entering into the $50 million Purchase Agreement, GEM will receive a structuring fee from the Company equal to two percent (2%) of half the Aggregate Limit, payable from not more than 15% of any gross proceeds from any Draw Down Amount and not later than 24 months from the date on which the Company becomes S-3 eligible (the “Structuring Fee”). If the Company does not  become S-3 Eligible, the Company will have no obligation to pay any Structuring Fee to Purchaser at any time. If at any time during the Investment Period, the Company becomes S-3 Eligible and maintains such eligibility for a period of at least 90 days, the Structuring Fee must be paid by the Company.

In connection with the Purchase Agreement, GEM and 590 Partners Capital, LLC, an affiliate of GEM, will each receive common stock purchase warrants, (the “Warrants”), to purchase for a period of five years up to 12,000,000 shares of Common Stock at an exercise price per share equal to the greater of $1.00 or an amount equal to 130% of the average Daily Closing Price based on the 15 trading days preceding March 31, 2012.

The Company shall have no obligation to register any of the shares underlying the Warrants until GEM has been directly or indirectly been responsible for a bona fide fair market offer for a licensing or funding opportunity that results in at least $3,000,000 of funding for the Company within six months from the period beginning on January 25, 2012 and ending 180 days later.

If the Company does not become S-3 Eligible for a 90-day period within six months from the period beginning on January 25, 2012 and ending 180 days later, and if GEM does not, within six months from the date of January 25, 2012, deliver to the Company a bona fide fair market offer for a licensing or funding opportunity that results in the Company receiving at least $3,000,000 of funding, then 21,600,000 of the Shares issuable upon exercise of the Warrants shall expire immediately and in their entirety 181 days after January 25, 2012 and the remaining 2,400,000 of the Shares issuable upon exercise of the Warrants shall remain intact without a cashless exercise option and without the Company having any obligation to register the shares underlying the Warrants other than in accordance with piggyback registration rights in the event that the Company otherwise files a registration statement.

The Purchase Agreement may be terminated at any time by written mutual consent. The Company shall not enter into any agreement, the principal purpose of which is to secure an other financing during the Investment Period. The proceeds received by the Company under the common stock purchase agreement will be used for general working capital purposes.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

MAX SOUND CORPORATION
(f/k/a SO ACT NETWORK, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2011 AND AS OF DECEMBER 31, 2010.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECMEBER 31, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2011.

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIENCY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2011.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2011.

PAGES	F-7 - F-38	NOTES TO FINANCIAL STATEMENTS.

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Max Sound Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from December 9, 2005 (inception) to December 31, 2011. Max Sound Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and for the period December 9, 2005 (inception) through to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has suffered recurring losses, and has an accumulated deficit of $14,359,984 for the period from December 9, 2005 (Inception) to December 31, 2011, and has a negative cash flow from operations of $1,641,223 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.

Alan R. Swift, CPA, P.A.
Certified Public Accountants and Consultants

Palm Beach Gardens, Florida
March 22, 2012

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE(561) 656-0818 FAX (561) 658-0245
www.aswiftcpa.com

Max Sound Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010

Current Assets
Cash	$516,532	$297
Prepaid expenses	23,659	5,799
Total Current Assets	540,191	6,096

Property and equipment, net	146,000	65,370

Other Assets
Security deposit	413	3,710
Intangible assets	7,800,275	7,500,275
Total Other Assets	7,800,688	7,503,985

Total Assets	$8,486,879	$7,575,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$25,470	$159,527
Accrued expenses	165,897	258,152
Derivative liability	-	13,262
Convertible note payable - net of debt discount	-	44,864
Loan payable - related party	-	239,480
Total Current Liabilities	191,367	715,285

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
255,184,661 and 221,055,221 shares issued and outstanding, respectively	25,519	22,106
Deferred compensation	-	(1,803,285)
Additional paid-in capital	22,629,977	17,509,682
Deficit accumulated during the development stage	(14,359,984)	(8,868,337)
Total Stockholders' Equity	8,295,512	6,860,166

Total Liabilities and Stockholders' Equity	$8,486,879	$7,575,451

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statements of Operations

	For the Years Ended,		For the Period From
	December 31, 2011	December 31, 2010	December 9, 2005 (Inception) to December 31, 2011

Revenue	$13,000	$10,826	$23,826

Operating Expenses
General and administrative	255,589	261,377	623,368
Endorsement fees	1,573,273	1,834,122	4,942,277
Consulting	1,348,753	3,715,182	5,395,946
Professional fees	146,935	120,185	366,311
Website development	-	159,409	251,263
Compensation	2,182,794	216,000	2,658,343
Total Operating Expenses	5,507,344	6,306,275	14,237,508

Loss from Operations	(5,494,344)	(6,295,449)	(14,213,682)

Other Income / (Expense)
Interest income	511	-	511
Gain on extinguishment of debt	-	-	6,643
Interest expense	(5,940)	(9,390)	(17,001)
Amortization of Debt Discount	(13,710)	(10,273)	(23,983)
Change in fair value of embedded derivative liability	21,836	2,147	23,983
Total Other Income / (Expense)	2,697	(17,516)	(9,847)

Provision for Income Taxes	-	-	-

Net Loss	$(5,491,647)	$(6,312,965)	$(14,223,529)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding
during the year Basic and Diluted	242,287,741	209,007,324

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to December 31, 2011

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	101	80,419	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,387	-	-	-	3,389

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	$-	255,184,661	$25,519	$22,629,977	$(14,359,984)	$-	$-	$8,295,512

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the Period From
	December 31, 2011	December 31, 2010	December 9, 2005 (Inception) to December 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(5,491,647)	$(6,312,965)	$(14,223,529)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	32,309	38,252	83,746
Depreciation for abandonment of website	38,794	-	38,794
In kind contribution of rent - related party	-	9,450	24,963
Stock issued for services	1,231,894	311,651	2,534,610
Warrants issued for services	248,498	10,559	1,082,134
Amortization of stock options	1,199,794	-	1,199,794
Bluesky Fees	(500)	(400)	(1,750)
Amortization of stock based compensation	1,803,285	5,103,848	7,021,466
Security deposit	3,297	(3,710)	(413)
Amortization of debt discount	5,136	10,273	(24,932)
Change in fair value of derivative liability	(13,262)	(2,147)	24,932
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(17,860)	915	(23,659)
Increase/(Decrease) accounts payable	(134,057)	89,078	25,470
Increase/(Decrease) in accrued expenses	55,347	320,373	597,151
Net Cash Used In Operating Activities	(1,038,972)	(424,823)	(1,641,223)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(151,733)	(2,550)	(268,540)
Net Cash Used In Investing Activities	(151,733)	(2,550)	(268,815)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	134,000	302,080	620,583
Repayment of stockholder loans	(273,480)	(221,800)	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	37,500	47,000	84,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	1,411,920	295,000	1,772,920
Proceeds from collection of stock subscription receivable	397,000	-	464,750
Net Cash Provided by Financing Activities	1,706,940	422,280	2,426,570

Net Increase / (Decrease) in Cash	516,235	(5,093)	516,532

Cash at Beginning of Period	297	5,390	-

Cash at End of Period	$516,532	$297	$516,532

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$300,000	$7,500,000	$7,800,000
Shares issued in conversion of related party accrued compensation	$144,000	$283,652	$427,652
Shares issued in conversion of related party line of credit	$100,000	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$93,603	$-	$93,603
Shares issued in connection with stock dividend	$-	$-	$136,713
Stock sold for subscription	$397,000	$-	$464,750

See accompanying notes to financial statements

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

Activities during the development stage include developing the online networking platform, launching our audio technology, and raising capital.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $251,578 and $0 in excess of FDIC insurance limits as of December 31, 2011 and December 31, 2010, respectively.

For the year ended December 31, 2011, 100% of the sales earned were from one customer.

For the year ended December 31, 2010, 20% of the sales earned were from one customer.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $13,000 and $10,826 for the years ended December 31, 2011 and 2010, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $29,249 and $2,146 for the years ended December 31, 2011 and 2010, respectively.

(I) Identifiable Intangible Assets

As of December 31, 2011 and 2010, $7,800,275 and $7,500,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the years ended December 31, 2011 and 2010.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,715,800 and 1,760,000 for stock warrants, and 12,000,000 and 0 for stock options for the years ended December 31, 2011 and 2010, respectively.

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2011	2010

Deferred tax liability:	$-	$-
Deferred tax asset
Stock options for services	407,930	-
Net Operating Loss Carryforward	966,291	494,592
Valuation allowance	(1,374,221)	(494,592)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The provision for income taxes has been computed as follows:

	2011	2010
Expected income tax recovery (expense) at the statuary rate of 34%	$1,867,160	$2,146,408
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(827)	(3,960)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(986,704)	(1,847,622)
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(879,629)	(294,826)

Provision for income taxes	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2031.

The net change in the valuation allowance for the year ended December 31, 2011 and 2010 was an increase of $879,629 and $294,826, respectively.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

The components of income tax expense related to continuing operations are as follows:

	2011	2010
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2008, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2008.

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(N) Recent Accounting Pronouncements

The Company's management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted would have a material impact on the accompanying financial statements.

(O) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, derivative liability, convertible note payable, and loan payable-related party, approximate fair value due to the relatively short period to maturity for these instruments.

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

NOTE 2             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $14,359,984 for the period from December 9, 2005 (inception) to December 31, 2011, and has negative cash flow from operations of $1,641,223 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

On May 22, 2009, the Company received $15,000 from the principal stockholder.  During the year ended December 31, 2010, the Company repaid $6,000 in principal to the principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

On May 26, 2009, the Company received $16,700 from the principal stockholder.  During the year ended December 31, 2010, the Company repaid $15,700 in principal to the principal stockholder under the term of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 9).

During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 9).

NOTE 4             LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 9).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company and was repaid $260,580 under the terms of this line of credit agreement. (See Note 7(G) and Note 9).

During the year ended December 31, 2011, the Company repaid $255,480 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

NOTE 5	PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, respectively, property and equipment is as follows:

	December 31, 2011	December 31, 2010

Website Development	$127,722	$112,722
Furniture and Equipment	103,906	-
Leasehold Improvements	6,573	-
Software	18,888	400
Office Equipment	9,323	2,185
Domain Name	1,500	1,500
Sign	628	-
Less accumulated depreciation and amortization	(122,540)	(51,437)

	$146,000	$65,370

Depreciation/amortization expense for the years ended December 31, 2011 and 2010, was $71,103 and $38,252, respectively. In 2011, the Company abandoned its' So Act Network website, and as a result, $38,794 of the depreciation expense for the year ended December 31, 2011 is related to the abandonment of the website.

NOTE 6	CONVERTIBLE DEBT

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  During the year ended December 31, 2011, the note holder converted $52,003 of the note payable and accrued interest into 1,545,350 shares of the company stock.  (See Note 7 (G)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1377
Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which was amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.  For the year ended December 31, 2011, the Company amortized $5,136 of debt discount.

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $13,262 for the year ended December 31, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk fee interest rate	0.30%
Expected life of warrant in days	0

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note.  During the year ended December 31, 2011, the Company converted $41,600 of the note payable and accrued interest into 289,945 shares of the common stock.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

Exercise price	$0.0738
Expected dividends	0%
Expected volatility	456.63%
Expected term: conversion feature	365 days
Risk free interest rate	0.27%

The fair value of the embedded conversion option on the commitment date was $9,523.  The Company recorded a related debt discount of $9,523, which is amortized over the life of the debt.  For the year ended December 31, 2011, the Company amortized $9,523 of debt discount.

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $9,523 for the year ended December 31, 2011. The following management assumptions were considered:

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

During the months of July, August and September of 2011, the Company issued 10,937,000 shares of common stock for cash of $1,093,700 ($0.10/share).

During the year-ended December 31, 2011, the Company paid $76,780 in finder’s fees and issued 955,800 warrants (See Note 7(C)).

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,948 and $89,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $77,052 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009 and 2010, $22,466 and $200,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $177,534 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,096 and $90,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $78,904 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the year ended December 31, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the year ended December 31, 2011, $28,376 is recorded as consulting expense (See Note 8(B)).

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 8(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009 and 2010, $2,802 and $709,116 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $600,482 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009 and 2010, $34,192 and $585,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $550,808 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 was recorded as consulting expense.  For the year ended December 31, 2011, $88,493 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 8(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 was recorded as consulting expense.  For the year ended December 31, 2011, $173,260 is recorded as consulting expense (See Note 8(B)).

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

On July 1, 2011, the Company issued 6,500 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $520 ($0.08/share) based upon the terms of the consulting agreement (See Note 8(B)).

On August 14, 2011, the Company issued 2,443 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $855 ($0.35/share) based upon the terms of the consulting agreements (See Note 8(B)).

On September 12, 2011, the Company issued 2,860 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $715 ($0.25/share) based upon the terms of the consulting agreements (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

On September 18, 2011, the Company issued 15,403 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $3,388 ($0.22/share) based upon the terms of the consulting agreements (See Note 8(B)).

On September 25, 2011, the Company issued 1,500 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $585 ($0.39/share) based upon the terms of the consulting agreements (See Note 8(B)).

During the three months ended September 30, 2011, the Company issued 50,482 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $5,048 ($0.10/share) based upon the terms of the consulting agreements (See Note 8(B)).

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

On September 27, 2011, the Company issued 100,000 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $39,000 ($0.39/share) based upon the terms of the consulting agreements (See Note 8(B)).

During October 2011, the Company issued 123,795 shares of common stock for services having a fair value of $58,184 ($0.47/share).

On October 28, 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $88,000 ($0.88/share).

On November 18, 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $70,000 ($0.70/share).

During December 2011, the Company issued 200,000 shares of common stock for services having a fair value of $108,000 ($0.54/share).

On December 18, 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $50,000 ($0.50/share).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

During the year ended December 31, 2010, the Company issued 1,200,000 warrants in conjunction with the sale of the Company stock (See Note 7(A)).

On September 2, 2011, the Company issued 955,800 warrants under consulting agreements. The Company recognized an expense of $248,498 for the year ended December 31, 2011.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2011, dividend yield of zero, expected volatility of 461.11%; risk-free interest rates of 0.33%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.10 per share (See Note 8(B)).

The following tables summarize all warrant grants as of December 31, 2011 and 2010, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2009	500,000	$.52
Granted	1,260,000.50
Exercised
Forfeited
Balance at December 31, 2010	1,760,000	$0.51
Granted	955,800	$0.10
Exercised	-
Forfeited	-
Balance at December 31, 2011	2,715,800	$0.37
Options Exercisable at December 31, 2011	2,715,800	$0.37
Weighted Average Fair Value of Options Granted		$0.37

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.52	500,000	1.00	$0.52	500,000	$0.52
$0.50	1,260,000	1.28	$0.50	1,260,000	$0.50
$0.10	955,800	2.67	$0.10	955,800	$0.10

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,715,800 and 1,760,000 warrants outstanding as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company has reserved 2,715,800 shares of common stock for the future exercise of the warrants.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its' new CEO pursuant to an employment agreement.  The Company recognized an expense of $1,199,794 for the year ended December 31, 2011.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010; dividend yield of zero, expected volatility of 436.04%, risk-free interest rates of 1.00%, expected life of three years.  The options vest immediately (See Note 8 (A)).

NOTE 8             COMMITMENTS

(A)	Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the year ended December 31, 2011, the Company has recorded $216,000 in compensation expense (See Note 9).

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, terminate the initial 20% commission on sales and to add a commission on sales equal to 10% of gross quarterly profits.  The agreement also calls for the employee to receive health benefits (See Note 7(B) and 7(I)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

On May 17, 2011, the Company executed an employment agreement with its Chief Internet Officer (“CIO”).  The term of the agreement is for five years.  As compensation for services, the CIO will receive a monthly compensation of $9,000 beginning at the completion of at least one million dollars of new funding.  In addition to the base salary, the employee is entitled to receive health benefits.  The agreement also calls for the CIO to receive two million shares of Rule 144 common stock upon the execution of the agreement.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning October 1, 2011.  (See Note 7(B)).

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.  In addition to the base salary, the employee is entitled to receive health benefits.

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

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009 and 2010, $87,805 and $1,712,815 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $1,484,780 is recorded as consulting expense, and $0 is recorded as deferred compensation (See Note 7(B)).

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

On February 17, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 500,000 shares of common stock. The term of the agreement is for one year (See Note 7 (B)).

On March 3, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 1,000,000 shares of common stock. The term of the agreement is for one year (See Note 7 (B)).

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

During the year ended December 31, 2011, the Company entered into an agreement with an unrelated third party for software and computer technology services.  In exchange for the services provided, the consultant received 76,483 shares of common stock at $0.10 – 0.39 per share. The term of the agreement is for one year. (See Note 7(B)).

In September 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.23 – 0.39 per share.  The terms of the agreements are for five years. (See Note 7(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

On September 21, 2011, the Company entered into a consulting agreement with an unrelated third party for investor relation services.  In exchange for the services provided, the consultant received 400,000 shares of Company stock at $0.25 per share.  The term of the agreement is for six months. (See Note 7(B)).

During the three months ended December 31, 2011, the Company entered into a five year advisory board consulting agreement with five persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.47 – 0.88 per share.  The terms of the agreements are for five years. (See Note 7(B)).

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

On May 22, 2009, the Company received $15,000 from a principal stockholder.  During the year ended December 31, 2010, the Company repaid $6,000 in principal to a principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

On May 26, 2009, the Company received $16,700 from a principal stockholder.  During the year ended December 31, 2010, the Company repaid $15,700 in principal to the principal stockholder under the terms of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 3).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 of accrued interest to the principal stockholder related to these principal loans (See Note 3).

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2011, the principal shareholder has advanced the Company $100,000 and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2011, the principal shareholder has advanced $100,000 to the Company and was repaid $100,000 under the terms of this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company and was repaid $260,580 under this line of credit agreement (See Note 7(G) and Note 4).

During the year ended December 31, 2011, the Company repaid $255,480 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

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

NOTE 10          SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

On March 8, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on March 9, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest 10 trading prices for the common stock during the ten trading day period prior to the conversion.

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.

On March 14, 2012, the Company entered into an agreement whereby the Company will issue up to $102,500 in a convertible note.  The note matures on December 19, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest 10 trading prices for the common stock during the ten trading day period prior to the conversion. The Company received $102,500 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 20, 2012.

On March 16, 2012, the Company entered into an agreement whereby the Company will issue up to $165,000 in a convertible note.  The note matures on December 16, 2012 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest 3 trading prices for the common stock during the ten trading day period prior to the conversion.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On February 6, 2012, the Company filed a suit for declaratory judgment and rescission of contract associated with a former consultant for failure to perform contractual requirements.  It seeks clarification that the former consultant is not owed 750,000 shares of restricted common stock.  The defendants have been served.  This case will be vigorously prosecuted and has a good likelihood of a favorable outcome. The case seeks in excess of the jurisdictional amount which is $50,000 dollars.

On February 21, 2012, the Company filed a suit for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition with a former consultant.   It seeks damages due to their alleged failure to meet the contractual requirements regarding promotions.  The defendant has just recently been served.  This case will be vigorously prosecuted and has a good likelihood of success.  The case seeks in excess of the jurisdictional amount which is $50,000 dollars.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age as of March 31, 2012, are as follows:

NAME	AGE	POSITION

Greg Halpern	53	President, Chief Financial Officer
John Blaisure	53	Chief Executive Officer
Lloyd Trammel	60	Chief Technical Officer
Chris Record	33	Chief Internet Officer

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

Chris Record, Chief Internet Officer

Chris Record is the Chief Internet officer of Max Sound Corporation.  Mr. Record has over 12 years sales and marketing experience and a 10-year background in web design and search engine optimization combined with a 7-year background in direct sales managing 2,500 sales reps nationwide.  Mr. Record brings with him 100,000+ loyal followers from combined social media networks along with several existing multi-million dollar business clients to Max Sound Corporation

Term of Office

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Greg Halpern,(1)	2011	216,000	0	0	0	0	0	0	216,000
CFO	2010	216,000	0	0	0	0	0	0	216,000

John Blaisure (2)	2011	114,000	0	300,000	1,199,794	0	0	0	1,613,794
	2010	0	0		0	0	0	0
Lloyd Trammel (3)	2011	102,000	0	0	0	0	0	0	102,000
	2010	0	0	0	0	0	0	0
Chris Record (4)	2011	111,000	0	140,000	0	0	0	0	251,000
	2010	0	0	0	0	0	0	0

(1)
On January 17, 2011 Greg Halpern resigned as CEO.  A portion of the salary stated has been accrued and a portion of the accrued amounts remain unpaid. In addition to the base salary, Mr. Greg Halpern shall be entitled to a monthly commission equal to 10% of all of our sales.

(2)
On January 17, 2011 John Blaisure was appointed as CEO, and received 3,000,000 shares and 12,000,000 stock options to buy the Company stock..  In addition to the base salary, Mr. Blaisure shall be entitled to a quarterly commission equal to 10% of gross quarterly profits.

(3)	On October 1, 2011 Lloyd Trammel was appointed as Chief Technical Officer. In addition to his base salary, Mr. Trammel shall be entitled to receive a monthly commission of 5% of gross profits.
(4)	On May 17, 2011 Chris Record was appointed as Chief Internet Officer, and received 2,000,000 shares of Company stock.

Option Grants Table. There were 12,000,000 individual grants of stock options to purchase our common stock made to one executive officer named in the above Summary Compensation Table through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2011 by the executive officer named in the Summary Compensation Table.

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

Mr. John Blaisure, our CEO, entered into an Employment Agreement with us on January 17, 2011.  Pursuant to the Employment Agreement, the term of employment shall be for a period of five (5) years commencing on January 7, 2011.  Subject to the terms of the Employment Agreement, we shall pay Mr. Blaisure eight thousand dollars per month as compensation for his services rendered as provided in the Employment Agreement.  In addition, to the base salary, Mr. Blaisure is entitled to and shall receive a monthly commission equal to 20% of the gross sales of the Company derived from the efforts of Mr. Blaisure after deducting $8,000 from such amount. Further, as of the date of the employment agreement the Company issued to Mr. Blaisure, 3,000,000 shares of common stock and, within 10 days of the signing of the Employment Agreement, 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the Employment Agreement. On February 4, 2011, Mr. Blaisure entered into a Supplement Agreement with us whereby our CFO, Greg Halpern transferred the value of twenty million shares of our common stock owned by Greg Halpern to John Blaisure. The voting rights of such shares remain with Greg Halpern pursuant to a voting trust entered into by John Blaisure, Greg Halpern and us.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, replaces the initial 20% commission on sales and to add a commission equal to 10% of gross quarterly profits.

On May 17, 2011, the Company executed an employment agreement with its Chief Internet Officer (“CIO”).  The term of the agreement is for five years.  As compensation for services, the CIO will receive a monthly compensation of $9,000 beginning at the completion of at least one million dollars of new funding.  The agreement also calls for the CIO to receive two million shares of Rule 144 common stock upon the execution of the agreement.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning October 1, 2011.

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 30, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Greg Halpern Address: 10685-B Hazelhurst Drive Houston, TX 77043	151,125,000	66.86%

Common Stock	John Blaisure	23,000,000	10.18%

Common Stock	Lloyd Trammell	24,000,000	9.4%

Common Stock	Chris Record	2,000,000.078%

Common Stock	Total Shares owned by Directors and officers	202,702,356	79.43%

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On December 20, 2008, we issued 4,000 shares of common stock to Serena Halpern for the web design services provided to us in late 2008. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. After the completion of a 4 for 1 forward split of our common stock on January 16, 2009, the 4,000 shares were increased to 16,000 shares.  Serena Halpern is the daughter of Greg Halpern. The services provided were preparation of the Company's prior Logo design which is now a registered Trademark, and all three designs and redesigns of the Company prior social networking website. The Company believes the fee to Ms. Halpern, which consisted of $1,000 paid in restricted stock at $0.25 cents per share is comparable to third party providers of web services of comparable experience and expertise.

During the fourth quarter of 2008, Greg Halpern contributed office space with a fair value of $2,913. For the year ended December 31, 2010 and 2009, Greg Halpern contributed office space with a fair value of $9,450 and $12,600, respectively.

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

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the term of these loans, the Company received $41,200, and repaid $41,200 in principal.  During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 in accrued interest to the principal stockholder. Each of these loans are due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%.  As of December 31, 2011, the Company owed $0 in principal and $0 in accrued interest on these loans.

For the fiscal year ended December 31, 2009, we received $119,500 from Mr. Greg Halpern, our principal shareholder, by way of two lines of credits.  For the fiscal year ended December 31, 2011, we received a net $101,980 from Mr. Greg Halpern, our principal shareholder, by way of the established lines of credit.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of December 31, 2011, we owe $0 in principal and accrued interest of $0.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $46,787 and $32,754, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2011 and 2010.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3. Exhibits

3.1*	Amendment to the Articles of Incorporation Filed on October 15, 2008 with the Delaware Secretary of State
Amendment to the Articles of Incorporation Filed on March 8, 2011 with the Delaware Secretary of State
3.2	By-Laws [incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10SB12G filed with the SEC on April 3, 2006].
10.1
Form of Consulting Agreement dated September 19, 2011 by and between Max Sound Corporation and  Bradley Spalter [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011.].

10.2
Form of Consulting Agreement dated September 24, 2011 by and between Max Sound Corporation and Norman Whitfield, Jr. [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011.].

10.3
Form of Consulting Agreement dated September 27, 2011 by and between Max Sound Corporation and Sugar Ratbord and Lane Davis. [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011.].

10.4
Form of Consulting Agreement dated October 4, 2011 by and between Max Sound Corporation and Carl Stubner [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011.].

10.5
Form of Subscription Agreement by and between Max Sound Corporation and certain investors dated August 2, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011.].

10.6	Form of Consulting Agreement with Frank Correa dated June 10, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011.].
10.7	Form of Consulting Agreement with Frank Serafine dated June 10, 2011[incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011.].
10.8	Form of Consulting Agreement with Fred Walecki dated June 23, 2011[incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011.].
10.9	Form of Agreement with Flying Pig Productions dated July 5, 2011[incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011.].
10.10
Debt Conversion Agreement between So Act Network, Inc. and the principal stockholder dated February 18, 2011 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25,2011.].

10.11	Form of 8% Convertible Promissory Note due November 24, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2011.].
10.12	Agreement with Equittrend Advisors, LLC dated February 17, 2011 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011.].
10.13
Supplement Agreement dated February 4, 2011, by and between the Corporation and Executive [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2011.].

10.14
Voting Trust Agreement dated January 17, 2011 by and between the Corporation, Executive Voting Trustee [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2011.].

10.15
Asset Agreement dated January 17, 2011, by and between the Company and Adam Nelson and Chris Record [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011.].

10.16	Employment Agreement with John Blaisure Effective January 17, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011.].
10.17
Agreement and Plan of Asset Acquisition, dated as of May 11, 2010, by and between the Company and AIB. [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010.].

10.18	Employment Agreement with Lloyd Trammell Effective May 11, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010.].
10.19	Employment Agreement with Robert Wolff Effective May 11, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010.].
10.20	Agreement with Global Equity Ventures, LLC dated February 17, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010.].
10.21	Agreement with William Shatner dated December 30, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2010.].
10.22	Agreement with Creative Licensing, Inc. dated December 31, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010.].
10.23	Agreement with Roy Sciacca [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010.].
10.24
Agreement with Venture Point Professional Services Agreement dated December 16, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2010.].

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the PrincipalFinancial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-K for the year ended Decemberber 31, 2011 furnished in XBRL).

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

Dated:  March 30, 2012

By /s/ John Blaisure
John Blaisure,
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By /s/ Greg Halpern
Greg Halpern,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	March 30, 2012
John Blaisure	(Principal Executive Officer)

/s/Greg Halpern	Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2012
Greg Halpern