Form 10-Q
period 2012-03-31
Max Sound Corp
filed 2012-05-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 15, 2012, there were 255,335,394 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	9
Item 1A	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011 (AUDITED).

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGES	F-5 - F-39	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)

Current Assets
Cash	$212,212	$516,532
Prepaid expenses	21,950	23,659
Debt offering costs - net	17,965	-
Total Current Assets	252,127	540,191

Property and equipment, net	181,935	146,000

Other Assets
Security deposit	413	413
Intangible assets	7,800,275	7,800,275
Total Other Assets	7,800,688	7,800,688

Total Assets	$8,234,750	$8,486,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$65,680	$25,470
Accrued expenses	107,751	165,897
Derivative liability	143,576	-
Convertible note payable - net of debt discount	200,628	-
Total Current Liabilities	517,635	191,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
255,335,394 and 255,184,661 shares issued and outstanding, respectively	25,534	25,519
Additional paid-in capital	22,661,917	22,629,977
Deficit accumulated during the development stage	(14,970,336)	(14,359,984)
Total Stockholders' Equity	7,717,115	8,295,512

Total Liabilities and Stockholders' Equity	$8,234,750	$8,486,879

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period From
	For the Three Months Ended,		December 9, 2005
	March 31, 2012	March 31, 2011	(Inception) to March 31, 2012

Revenue	$-	$-	$23,826

Operating Expenses
General and administrative	193,615	37,119	816,983
Endorsement fees	-	407,373	4,942,277
Consulting	120,000	1,926,860	5,515,946
Professional fees	58,570	40,449	424,881
Website development	-	-	251,263
Compensation	162,000	54,000	2,820,343
Total Operating Expenses	534,185	2,465,801	14,771,693

Loss from Operations	(534,185)	(2,465,801)	(14,747,867)

Other Income / (Expense)
Interest income	72	-	583
Gain on extinguishment of debt	-	-	6,643
Interest expense	-	(3,035)	(17,001)
Amortization of debt offering costs	(1,202)	-	(1,202)
Amortization of debt discount	(4,533)	(6,232)	(28,516)
Change in fair value of embedded derivative liability	(70,504)	(49,125)	(46,521)
Total Other Income / (Expense)	(76,167)	(58,392)	(86,014)

Provision for Income Taxes	-	-	-

Net Loss	$(610,352)	$(2,524,193)	$(14,833,881)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	242,287,741	227,978,768

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to March 31, 2012
(Unaudited)

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	101	80,419	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,387	-	-	-	3,389

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued for services ($0.62/sh)	-	-	733	-	455	-	-	-	455

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Net loss for the three months ended March 31, 2012	-	-	-	-	-	(610,352)	-	-	(610,352)

Balance, March 31, 2012	-	$-	255,335,394	$25,534	$22,661,917	$(14,970,336)	$-	$-	$7,717,115

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period From
	For the Three Months Ended,		December 9, 2005
	March 31, 2012	March 31, 2011	(Inception) to March 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(610,352)	$(2,524,193)	$(14,833,881)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	10,095	9,515	93,841
Depreciation for abandonment of website	-	-	38,794
In kind contribution of rent - related party	-	-	24,963
Stock issued for services	31,955	435,000	2,566,565
Warrants issued for services	-	-	1,082,134
Amortization of stock options	-	1,199,794	1,199,794
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	-	637,385	7,021,466
Security deposit	-	-	(413)
Amortization of debt offering costs	1,202	-	1,202
Amortization of debt discount	4,533	6,232	(20,399)
Change in fair value of derivative liability	70,504	49,125	95,436
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	1,709	2,714	(21,950)
Increase/(Decrease) accounts payable	40,210	(8,819)	65,680
Increase/(Decrease) in accrued expenses	(58,146)	61,166	539,005
Net Cash Used In Operating Activities	(508,290)	(132,081)	(2,149,513)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(46,030)	-	(314,570)
Net Cash Used In Investing Activities	(46,030)	-	(314,845)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	110,000	620,583
Repayment of stockholder loans	-	(15,000)	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	250,000	37,500	334,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	16,000	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	250,000	148,500	2,676,570

Net Increase / (Decrease) in Cash	(304,320)	16,419	212,212

Cash at Beginning of Period	516,532	297	-

Cash at End of Period	$212,212	$16,716	$212,212

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$-	$-	$7,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$-	$-	$93,603
Shares issued in connection with stock dividend	$-	$-	$136,713
Stock sold for subscription	$-	$-	$464,750
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$73,072	$-	$73,072

See accompanying notes to condensed unaudited financial statements

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization and Basis of Presentation
Max Sound Corporation (the "Company") was incorporated in Delaware on December 9, 2005.  The Company is currently in the development stage, and on or around February 2011, the Company changed its business operations to focus primarily on developing and launching audio technology software.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $ 251,578 in excess of FDIC insurance limits as of March 31, 2012 and December 31, 2011, respectively.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $48,150 and $0 for the three months ended March 31, 2012 and 2011, respectively.

(I) Identifiable Intangible Assets

As of March 31, 2012 and December 31, 2011, $7,800,275 and $7,800,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for three months ended March 31, 2012, and for the year ended December 31, 2011.

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,715,800 and 1,760,000 for stock warrants, and 12,000,000 and 12,000,000 for stock options, and 1,818,610 and 1,437,659 shares issuable upon the conversion of convertible debt, for the three months ended March 31, 2012 and 2011, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

NOTE 2             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $14,970,336 for the period from December 9, 2005 (inception) to March 31, 21012, and has negative cash flow from operations of $2,149,513 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

As of December 31, 2011, the Company repaid $255,480 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

NOTE 5	PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, respectively, property and equipment is as follows:

	March 31, 2012	December 31, 2011

Website Development	$157,722	$127,722
Furniture and Equipment	103,906	103,906
Leasehold Improvements	6,573	6,573
Software	21,163	18,888
Office Equipment	23,078	9,323
Domain Name	1,500	1,500
Sign	628	628
Less accumulated depreciation and amortization	(132,635)	(122,540)

	$181,935	$146,000

Depreciation/amortization expense for the three months ended March 31, 2012 and 2011, was $10,095 and $9,515, respectively.

NOTE 6	CONVERTIBLE DEBTS

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten (10) trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  During the year ended December 31, 2011, the note holder converted $52,003 of the note payable and accrued interest into 1,545,350 shares of the company stock (See Note 7 (G)).

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1377
Expected dividends	0%
Expected volatility	172.27%
Expected term: conversion feature	267 days
Risk free interest rate	0.32%

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $13,262 for the year ended December 31, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk free interest rate	0.30%
Expected life of warrant in days	0

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six (6) trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note.  During the year ended December 31, 2011, the Company converted $41,600 of the note payable and accrued interest into 289,945 shares of the common stock.

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

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $9,523 for the year ended December 31, 2011. The following management assumptions were considered:

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

Exercise price	$0.035
Expected dividends	0%
Expected volatility	514.06%
Risk free interest rate	0.19%
Expected life of warrant in days	140

On March 14, 2012, the Company entered into an agreement whereby the Company will issue up to $102,500 in a convertible note.  The note matures on December 19, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $102,500 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 20, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1490
Expected dividends	0%
Expected volatility	228.61%
Expected term: conversion feature	280 days
Risk free interest rate	0.21%

The fair value of the embedded conversion option on the commitment date was $30,894.  The Company recorded a related debt discount of $30,894, which is amortized over the life of the debt.  For the three months ended March 31, 2012 the Company amortized $1,875 of debt discount.

At March 31, 2012 the Company remeasured the derivative liability and recorded a fair value of $64,592.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $33,698 for the three months ended March 31, 2012. The following management assumptions were considered:

Exercise price	$0.1365
Expected dividends	0%
Expected volatility	226.52%
Risk free interest rate	0.19%
Expected life of warrant in days	263

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

On March 8, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on March 9, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $150,000 proceeds, less the $16,667 finder’s fee pursuant to the terms of this convertible note, on March 14, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2629
Expected dividends	0%
Expected volatility	228.76%
Expected term: conversion feature	365 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $42,178.  The Company recorded a related debt discount of $42,178, which is amortized over the life of the debt.  For the three months ended March 31, 2012 the Company amortized $2,658 of debt discount.

At March 31, 2012 the Company remeasured the derivative liability and recorded a fair value of $78,984.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as loss totaling $36,806 for the three months ended March 31, 2012. The following management assumptions were considered:

Exercise price	$0.1561
Expected dividends	0%
Expected volatility	226.52%
Risk free interest rate	0.19%
Expected life of warrant in days	343

NOTE 7	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share) (See Note 7(D)).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

On January 25, 2012 the Company issued 733 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $455 ($0.62/share) based upon the terms of the consulting agreements (See Note 8(B)).

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.  For the three months ended March 31, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $31,500 ($0.21/share), in relation to this settlement agreement.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

The following tables summarize all warrant grants as of March 31, 2012 and March 31, 2011, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at March 31, 2011	1,760,000	$.51
Granted	955,800	.10
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2011	2,715,800	$0.37
Granted	-	$-
Exercised	-
Forfeited	-
Balance at March 31, 2012	2,715,800	$0.37

Options Exercisable at March 31, 2012	2,715,800	$0.37
Weighted Average Fair Value of Options Granted		$0.37

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.52	500,000	0.75	$0.52	500,000	$0.52
$0.50	1,260,000	1.06	$0.50	1,260,000	$0.50
$0.10	955,800	2.42	$0.10	955,800	$0.10

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.52	500,000	1.75	$0.52	500,000	$0.52
$0.50	1,260,000	2.25	$0.50	1,260,000	$0.50

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,715,800 and 1,760,000 warrants outstanding as of March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company has reserved 2,715,800 shares of common stock for the future exercise of the warrants.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

The following tables summarize all warrant grants as of  March 31, 2012 and March 31, 2011, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at March 31, 2011	12,000,000	0.12
Granted	-	$-
Exercised	-
Forfeited	-
Balance at March 31, 2012	12,000,000	$0.12

Options Exercisable at March 31, 2012	12,000,000	$0.12
Weighted Average Fair Value of Options Granted		$0.12

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.12	12,000,000	1.80	$0.12	12,000,000	$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$-	-	-	$-	-	$-

In connection with the options issued for cash and services, the Company has an aggregate of 12,000,000 and 0 options outstanding as of March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company has reserved 12,000,000 shares of common stock for the future exercise of the options.

NOTE 8             COMMITMENTS

(A)  Employment Agreement
On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the three months ended March 31, 2012, the Company has recorded $54,000 in compensation expense (See Note 9).

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.  In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

As of December 31, 2011, the Company repaid $255,480 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

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

NOTE 10          LITIGATION

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012

NOTE 11                   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion

On April 25, 2012, the Company entered into an agreement whereby the Company will issue up to $166,666 in a convertible note.  The note matures on April 25, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the lower of the average trading prices for the common stock during the ten (10) trading day period prior to the conversion

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note.  The note matures on May 8, 2013 and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the prime rate as of the date of issuance.  As of March 31, 2012, the Company owes $0 in principal and $0 in accrued interest on these loans.

We entered into three Credit Line Agreements with Greg Halpern.  The first two have a $0 principal balance and one expired in May of 2011, and the second expired in November of 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and matured in March of 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.  As of March 31, 2012, the Company owes $0 in principal and $0 in accrued interest related to the third line of credit.

In 2011, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $134,000 and forgiveness of amounts owed to Mr. Halpern of $244,000 through conversion of debt notes and accrued salary into shares at $0.11 cents per share.  This further demonstrates our Chairman’s ongoing commitment thus far to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs is not clearly established as the Company moves forward.

In February of 2011, management shifted the primary focus of the Company to the marketing of the Max Sound HD Audio Technology.  The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in the fourth quarter of 2012 that will meet the Company’s needs to eliminate its going concern status in 2013.

The Company believes that the Mr. Halpern's (our chairman/principal stockholder) past history of extending credit and willingness to further extend credit in the future as needed, along with the capital raised by the funding campaign in the summer of 2011, and the Company's ability to secure third party financing will allow the Company to cover the additional expense arising from the maintenance of our regulatory filings with the SEC, the development of our technology, and will allow for the Company to continue marketing the Max Sound HD Audio Technology to Multi-Media Industry Users of Audio and Audio with Video products.

We expect our financial requirements to increase with the additional expenses needed to promote the Max Sound® Audio technology.  We plan to fund these additional expenses by loans from our chairman/principal stockholder, along with pursing various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

In the event that we are unable to obtain additional funding from third parties, additional capital funding campaigns, or our chairman/principal stockholder either fails to extend us more financing, declines to loan additional cash, declines to fund new lines of credit, declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the three months Ended March 31,
	2012	2011

Revenue	$-	$-

Operating Expenses
General and Administrative	193,615	37,119
Endorsement Fees *	-	407,373
Consulting Fees *	120,000	1,926,860
Professional Fees	58,570	40,449
Compensation	162,000	54,000
Total Operating Expenses	534,185	2,465,801

Loss from Operations	(534,185)	(2,465,801)

Other Income / (Expense)
Interest Income	72	-
Interest Expense	-	(3,035)
Amortization of Debt Offering Costs	(1,202)	-
Amortization of Debt Discount	(4,533)	(6,232)
Change in fair value of embedded derivative liability	(70,504)	(49,125)
Total Other Income / (Expense)	(76,167)	(58,392)

Provision for Income Taxes	-

Net Loss	$(610,352)	$(2,524,193)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	242,887,741	227,978,768

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended March 31, 2012 and for the three months ended March 31, 2011

General and Administrative Expenses: Our general and administrative expenses were $193,615 for the three months ended March 31, 2012 and $37,119 for the three months ended March 31, 2011, representing an increase of $156,496 or approximately 421.61%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the three months ended March 31, 2012 and $407,373 for the three months ended March 31, 2011, representing an decrease of $407,373 or approximately 100% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $120,000 for the three months ended March 31, 2012 and $1,926,860 for the three months ended March 31, 2011, representing a decrease of $1,806,860, or approximately 93.77%. While the $120,000 represents added members of the Max Sound Advisory Board, the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $58,570 for the three months ended March 31, 2012 and $40,449 for the three months ended March 31, 2011, representing an increase of $18,121 or approximately 44.80% as a result of expanded business activities by the Company and increases in fees by our professionals.

Compensation: Our compensation expenses were $162,000 for the three months ended March 31, 2012 and $54,000 for the three months ended March 31, 2011, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended March 31, 2012 and 2011, were $610,352, compared to $2,524,193, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially decreased as a result of the decline in expenses due to the abandonment of our social networking website.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $0 for the three months ended March 31, 2012 and 2011, respectively. We have an accumulated deficit of $14,970,336 for the period from December 9, 2005 (inception) to March 31, 2012, and have negative cash flow from operations of $2,149,513 from inception.

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

From our inception through March 31, 2012, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. During the nine months ended March 31, 2012, the Company repaid $23,200 in principal to the principal stockholder. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of March 31, 2012, we owed $0 in principal and $0 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of March 31, 2012, we owe $0 in principal and accrued interest of $0 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 and $0 in revenue for the three months ended March 31, 2012 and 2011, respectively.

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

As part of the impairment test performed in December of 2011, the Company reviewed its' initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances which are similar to the Company's products would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that their technology rights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of their technology.  If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update their impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 6, 2012, the Company and Greg Halpern (our Chief Financial Officer) filed a suit in Superior Court of California, Los Angeles County – West District for declaratory judgment and rescission of contract associated with a former consultant (Roy Anthony and Creative Licensing, Inc.) for failure to perform contractual requirements.  It seeks clarification that the former consultant is not owed 750,000 shares of restricted common stock.  The defendants have been served. The case seeks in excess of the jurisdictional amount which is $50,000 dollars.  The defendants have answered the complaint and have filed a cross-complaint for breach of contract, claiming that they are entitled to the 750,000 shares of common stock and that the Company breached the agreement.  The discovery phrase has commenced and the Company has put forth initial written discovery on the defendants.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits

31.1 Certification of Principal Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	MAX SOUND CORPORATION

	By:	/s/John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)