Form 10-Q
period 2012-06-30
Max Sound Corp
filed 2012-08-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 13, 2012, there were 255,460,394 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	51
Item 1A	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGES	5 - 42	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2012	December 31, 2011
	(UNAUDITED)

Current Assets
Cash	$114,903	$516,532
Prepaid expenses	26,805	23,659
Debt offering costs - net	43,954	-
Total Current Assets	185,662	540,191

Property and equipment, net	221,046	146,000

Other Assets
Security deposit	413	413
Intangible assets	7,800,275	7,800,275
Total Other Assets	7,800,688	7,800,688

Total Assets	$8,207,396	$8,486,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$38,600	$25,470
Accrued expenses	74,812	165,897
Derivative liability	708,783	-
Convertible note payable, net of debt discount of $331,364	443,970	-
Total Current Liabilities	1,266,165	191,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
255,335,394 and 255,184,661 shares issued and outstanding, respectively	25,534	25,519
Additional paid-in capital	22,709,948	22,629,977
Deficit accumulated during the development stage	(15,794,251)	(14,359,984)
Total Stockholders' Equity	6,941,231	8,295,512

Total Liabilities and Stockholders' Equity	$8,207,396	$8,486,879

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,		For the Period From December 9, 2005 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$23,826

Operating Expenses
General and administrative	144,717	32,243	338,332	69,135	961,700
Endorsement fees	-	411,900	-	819,273	4,942,277
Consulting	139,611	455,246	259,611	2,382,106	5,655,557
Professional fees	26,059	26,883	84,629	67,559	450,940
Website development	-	-	-	-	251,263
Compensation	162,000	54,000	324,000	108,000	2,982,343
Total Operating Expenses	472,387	980,272	1,006,572	3,446,073	15,244,080

Loss from Operations	(472,387)	(980,272)	(1,006,572)	(3,446,073)	(15,220,254)

Other Income / (Expense)
Interest income	57	25	129	25	640
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(127,730)	(2,647)	(127,730)	(5,682)	(144,731)
Amortization of debt offering costs	(29,178)		(30,380)	-	(30,380)
Amortization of debt discount	(185,392)	(3,139)	(189,925)	(9,371)	(213,908)
Change in fair value of embedded derivative liability	(9,285)	17,040	(79,789)	(32,085)	(55,806)
Total Other Income / (Expense)	(351,528)	11,279	(427,695)	(47,113)	(437,542)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(823,915)	$(968,993)	$(1,434,267)	$(3,493,186)	$(15,657,796)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	255,335,394	234,809,929	255,274,304	231,642,501

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to June 30, 2012
(UNAUDITED)

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	101	80,419	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,387	-	-	-	3,389

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued for services ($0.62/sh)	-	-	733	-	455	-	-	-	455

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the six months ended June 30, 2012	-	-	-	-	-	(1,434,267)	-	-	(1,434,267)

Balance, June 30, 2012	-	$-	255,335,394	$25,534	$22,709,948	$(15,794,251)	$-	$-	$6,941,231

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended,		For the Period From December 9, 2005 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(1,434,267)	$(3,493,186)	$(15,657,796)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	22,354	19,136	106,100
Depreciation for abandonment of website	-	-	38,794
In kind contribution of rent - related party	-	-	24,963
Stock issued for services	31,955	651,598	2,566,565
Warrants issued for services	48,031	-	1,130,165
Amortization of stock options	-	1,199,794	1,199,794
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	-	1,049,285	7,021,466
Security deposit	-	(300)	(413)
Amortization of debt offering costs	30,380	-	30,380
Amortization of debt discount	189,925	9,371	164,993
Change in fair value of derivative liability	187,494	32,085	212,426
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(3,146)	4,944	(26,805)
Increase/(Decrease) accounts payable	13,130	(27,677)	38,600
Increase(Decrease) in warrant liabilities	-	162,746	-
Increase/(Decrease) in accrued expenses	(91,085)	130,230	506,066
Net Cash Used In Operating Activities	(1,005,229)	(261,974)	(2,646,452)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(97,400)	-	(365,940)
Net Cash Used In Investing Activities	(97,400)	-	(366,215)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	81,150	620,583
Repayment of stockholder loans	-	(85,000)	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	701,000	37,500	785,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	354,000	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	701,000	387,650	3,127,570

Net Increase / (Decrease) in Cash	(401,629)	125,676	114,903

Cash at Beginning of Period	516,532	297	-

Cash at End of Period	$114,903	$125,973	$114,903

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$-	$300,000	$7,800,000
Shares issued in conversion of related party accrued compensation	$-	$144,000	$427,652
Shares issued in conversion of related party line of credit	$-	$100,000	$100,000
Shares issued in conversion of convertible debt and accrued interest	$-	$52,003	$93,603
Shares issued in connection with stock dividend	$-	$-	$136,713
Stock sold for subscription	$-	$397,000	$464,750
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$521,289	$-	$521,289

See accompanying notes to condensed unaudited financial statements

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $251,578 in excess of FDIC insurance limits as of June 30, 2012 and December 31, 2011, respectively.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $0, and $0 for the six months ended June 30, 2012 and 2011, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $51,069 and $14,120 for the six months ended June 30, 2012 and 2011, respectively.

(I) Identifiable Intangible Assets

As of June 30, 2012 and December 31, 2011, $7,800,275 and $7,800,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for six months ended June 30, 2012, and for the year ended December 31, 2011.

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,915,800 and 1,760,000 for stock warrants, and 12,000,000 and 12,000,000 for stock options, and 3,278,976 and 282,532 shares issuable upon the conversion of convertible debt, for the six months ended June 30, 2012 and 2011, respectively.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

NOTE 2             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $15,794,251 for the period from December 9, 2005 (inception) to June 30, 2012, and has negative cash flow from operations of $2,646,452 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

NOTE 4             LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced the Company $100,000 under the terms of this line of credit agreement (See Note 9).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced $100,000 to the Company under the terms of this line of credit agreement (See Note 9).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company under the terms of this line of credit agreement. (See Note 7(G) and Note 9).

As of December 31, 2011, the Company repaid $460,580 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 9).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 5             PROPERTY AND EQUIPMENT

At June 30, 2012, and December 31, 2011, respectively, property and equipment is as follows:

	June 30, 2012	December 31, 2011

Website Development	$187,723	$127,722
Furniture and Equipment	103,906	103,906
Leasehold Improvements	6,573	6,573
Software	29,963	18,888
Office Equipment	35,647	9,323
Domain Name	1,500	1,500
Sign	628	628
Less accumulated depreciation and amortization	(144,894)	(122,540)

	$221,046	$146,000

Depreciation/amortization expense for the six months ended June 30, 2012, and 2011, was $22,354 and $19,136, respectively.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $13,262 for the year ended December 31, 2011. The following management assumptions were considered:

Exercise price	$0.0393
Expected dividends	0%
Expected volatility	471.81%
Risk fee interest rate	0.30%
Expected life of conversion feature in days	0

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

At December 31, 2011 the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $9,523 for the year ended December 31, 2011. The following management assumptions were considered:

Exercise price	$0.035
Expected dividends	0%
Expected volatility	514.06%
Risk fee interest rate	0.19%
Expected life of conversion feature in days	140

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

The fair value of the embedded conversion option on the commitment date was $42,178.  The Company recorded a related debt discount of $42,178, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $13,058 of debt discount.

At June 30, 2012 the Company remeasured the derivative liability and recorded a fair value of $120,449.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as loss totaling $78,271 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2331
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	252

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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

The fair value of the embedded conversion option on the commitment date was $30,894.  The Company recorded a related debt discount of $30,894, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $11,806 of debt discount.

At June 30, 2012 the Company remeasured the derivative liability and recorded a fair value of $108,958.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a loss totaling $78,064 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2080
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	172

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2077
Expected dividends	0%
Expected volatility	232.90%
Expected term: conversion feature	268 days
Risk free interest rate	0.19%

The fair value of the embedded conversion option on the commitment date was $108,051.  The Company recorded a related debt discount of $108,051, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $35,076 of debt discount.

At June 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $162,667.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as loss totaling $54,616 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2240
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	181

On April 25, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on April 25, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $150,000 proceeds, less the $16,667 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1797
Expected dividends	0%
Expected volatility	240.78%
Expected term: conversion feature	365 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $255,484.  The Company recorded a related debt discount of $166,667, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $30,137 of debt discount.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

At June 30, 2012 the Company remeasured the derivative liability and recorded a fair value of $187,137.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $68,348 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2240
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	299

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  The note matures on May 8, 2013 and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  As of June 30, 2012, the Company has $111,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on April 25, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2030
Expected dividends	0%
Expected volatility	240.90%
Expected term: conversion feature	60 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $113,952.  The Company recorded a related debt discount of $111,000, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $98,050 of debt discount.

At June 30, 2012 the Company remeasured the derivative liability and recorded a fair value of $54,946.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $59,006 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2240
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	7

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. As of June 30, 2012 the Company has $62,500 of convertible note as outstanding.    The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1647
Expected dividends	0%
Expected volatility	234.89%
Expected term: conversion feature	278 days
Risk free interest rate	0.19%

The fair value of the embedded conversion option on the commitment date was $78,435.  The Company recorded a related debt discount of $62,500, which is amortized over the life of the debt.  For the six months ended June 30, 2012, the Company amortized $1,798 of debt discount.

At June 30, 2012 the Company remeasured the derivative liability and recorded a fair value of $74,626.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $3,809 for the six months ended June 30, 2012. The following management assumptions were considered:

Exercise price	$0.2240
Expected dividends	0%
Expected volatility	233.04%
Risk fee interest rate	0.21%
Expected life of conversion feature in days	270

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.  For the six months ended June 30, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $31,500 ($0.21/share), in relation to this settlement agreement.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On June 11, 2012, the Company issued 200,000 warrants under consulting agreements. The Company recognized an expense of $48,031 for the six months ended June 30, 2012.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2012, dividend yield of zero, expected volatility of 237.76%; risk-free interest rates of 0.19%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.25 per share (See Note 8(B)).

The following tables summarize all warrant grants as of June 30, 2012 and June 30, 2011, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000	$0.51
Granted	955,800	0.10
Exercised
Forfeited
Balance at December 31, 2011	2,715,800	$0.36
Granted	200,000	$0.25
Exercised	-
Forfeited	-
Balance at June 30, 2012	2,915,800	$0.36
Options Exercisable at June 30, 2012	2,915,800	$0.36
Weighted Average Fair Value of Options Granted		$0.36

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.52	500,000	0.50	$0.52	500,000	$0.52
$0.50	1,260,000	0.85	$0.50	1,260,000	$0.50
$0.10	955,800	2.17	$0.10	955,800	$0.10
$0.25	200,000	2.95	$0.25	200,000	$0.25

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.52	500,000	1.50	$0.52	500,000	$0.52
$0.50	1,260,000	1.99	$0.50	1,260,000	$0.50

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,915,800 and 1,760,000 warrants outstanding as of June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company has reserved 2,915,800 shares of common stock for the future exercise of the warrants.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

The following tables summarize all warrant grants as of June 30, 2012 and June 30, 2011, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2011	12,000,000	$0.12
Granted	-	$-
Exercised	-
Forfeited	-
Balance at June 30, 2012	12,000,000	$0.12
Options Exercisable at June 30, 2012	12,000,000	$0.12
Weighted Average Fair Value of Options Granted		$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.12	12,000,000	1.55	$0.12	12,000,000	$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$-	-	-	$-	-	$-

In connection with the options issued for cash and services, the Company has an aggregate of 12,000,000 and 0 options outstanding as of June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company has reserved 12,000,000 shares of common stock for the future exercise of the options.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 8             COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the six months ended June 30, 2012, the Company has recorded $108,000 in compensation expense (See Note 9).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.  The term of the agreement is for five years.  As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

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

On May 28, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2011, the principal shareholder has advanced the Company $100,000 under the terms of this line of credit agreement (See Note 4).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2011, the principal shareholder has advanced $100,000 to the Company under the terms of this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company under this line of credit agreement (See Note 7(G) and Note 4).

As of December 31, 2011, the Company repaid $460,580 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

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

NOTE 11           SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.

On July 19, 2012, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note.  The note matures on April 19, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

In July and August of 2012, the Company issued 125,000 shares of stock to an employee per an employment agreement dated June 11, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the prime rate as of the date of issuance.  As of June 30, 2012, the Company owes $0 in principal and $0 in accrued interest on these loans.

We entered into three Credit Line Agreements with Greg Halpern.  The first two have a $0 principal balance and one expired in May of 2011, and the second expired in November of 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and matured in March of 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.  As of June 30, 2012, the Company owes $0 in principal and $0 in accrued interest related to the third line of credit.

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

	For the three months Ended June 30,
	2012	2011

Revenue	$--	$-

Operating Expenses
General and Administrative	144,717	32,243
Endorsement Fees *	-	411,900
Consulting Fees *	139,611	455,246
Professional Fees	26,059	26,883
Compensation	162,000	54,000
Total Operating Expenses	472,387	980,272

Loss from Operations	(472,387)	(980,272)

Other Income / (Expense)
Interest Income	57	25
Interest Expense	(127,730)	(2,647)
Amortization of Debt Offering Costs	(29,178)	-
Amortization of Debt Discount	(185,392)	(3,139)
Change in fair value of embedded derivative liability	(9,285)	17,040
Total Other Income / (Expense)	(351,528)	11,279

Provision for Income Taxes	-	-

Net Loss	$(823,915)	$(968,993)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	255,335,394	234,809,929

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended June 30, 2012 and for the three months ended June 30, 2011

General and Administrative Expenses: Our general and administrative expenses were $144,717 for the three months ended June 30, 2012 and $32,243 for the three months ended June 30, 2011, representing an increase of $112,474 or approximately 349%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the three months ended June 30, 2012 and $411,900 for the three months ended June 30, 2011, representing a decrease of $411,900 or approximately 100% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $139,611 for the three months ended June 30, 2012 and $455,246 for the three months ended June 30, 2011, representing a decrease of $315,635, or approximately 69%. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $26,059 for the three months ended June 30, 2012 and $26,883 for the three months ended June 30, 2011, representing a decrease of $824 or approximately 3%.

Compensation: Our compensation expenses were $162,000 for the three months ended June 30, 2012 and $54,000 for the three months ended June 30, 2011, representing an increase of $108,000, or 200%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended June 30, 2012 and 2011, were $823,915, compared to $968,996, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially decreased as a result of the decline in expenses due to the abandonment of our social networking website.

	For the six months Ended June 30,
	2012	2011

Revenue	$-	$-

Operating Expenses
General and Administrative	338,332	69,135
Endorsement Fees *	-	819,273
Consulting Fees *	259,611	2,382.106
Professional Fees	84,629	67,559
Compensation	324,000	108,000
Total Operating Expenses	1,006,572	3,446,073

Loss from Operations	(1,006,572)	(3,446,073)

Other Income / (Expense)
Interest Income	129	25
Interest Expense	(127,730)	(5,682)
Amortization of Debt Offering Costs	(30,380)	-
Amortization of Debt Discount	(189,925)	(9,371)
Change in fair value of embedded derivative liability	(79,789)	(32,085)
Total Other Income / (Expense)	(427,695)	(47,113)

Provision for Income Taxes	-	-

Net Loss	$(1,434,267)	$(3,493,186)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	255,274,304	231,642,501

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the six months ended June 30, 2012 and for the six months ended June 30, 2011

General and Administrative Expenses: Our general and administrative expenses were $338,332 for the six months ended June 30, 2012 and $69,135 for the six months ended June 30, 2011, representing an increase of $269,197 or approximately 390%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the six months ended June 30, 2012 and $819,273 for the six months ended June 30, 2011, representing an decrease of $819,273 or approximately 100% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $259,611 for the six months ended June 30, 2012 and $2,382,106 for the six months ended June 30, 2011, representing a decrease of $2,122,495, or approximately 89%. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $84,629 for the six months ended June 30, 2012 and $67,559 for the six months ended June 30, 2011, representing an increase of $17,070 or approximately 25% as a result of expanded business activities by the Company and increases in fees by our professionals.

Compensation: Our compensation expenses were $324,000 for the six months ended June 30, 2012 and $108,000 for the six months ended June 30, 2011, representing an increase of $216,000, or approximately 200% as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the six months ended June 30, 2012 and 2011, were $1,434,267, compared to $3,493,186, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially decreased as a result of the decline in expenses due to the abandonment of our social networking website.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $0 for the six months ended June 30, 2012 and 2011, respectively. We have an accumulated deficit of $15,794,251 for the period from December 9, 2005 (inception) to June 30, 2012, and have negative cash flow from operations of $2,646,452 from inception.

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

From our inception through June 30, 2012, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of June 30, 2012, we owed $0 in principal and $0 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and were due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of June 30, 2012, we owe $0 in principal and accrued interest of $0 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

On February 18, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $0.0001 common stock at $.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and the full $144,000 in accrued wages payable owed as of January 31, 2011. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable outstanding and all amounts due and payable as wages as of January 31, 2011.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 and $0 in revenue for the three months ended June 30, 2012 and 2011, respectively.

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

On February 21, 2012, the Company filed a suit against a former consultant in the Superior Court of California, Los Angeles County – Central District for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition. It seeks damages from the former consultant due to their alleged failure to meet the contractual requirements regarding promotions and seeks in excess of the jurisdictional amount which is $50,000 dollars. The defendant has just recently been served.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2012, the Company issued 200,000 warrants under consulting agreements.  The warrants are exercisable for common stock and immediately vested.  The warrants expire in three years from the date of issuance and have an exercise price of $0.25 per share.

The foregoing securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake offerings in which we sold a high number of shares to a high number of investors.  In addition, these holders of our securities had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the foregoing transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Title of Document

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	MAX SOUND CORPORATION

	By:	/s/John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)