Form 10-Q
period 2012-09-30
Max Sound Corp
filed 2012-11-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

MAX SOUND CORPORATION
 (Exact name of registrant as specified in charter)

DELAWARE	000-51886	26-3534190
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

2902A Colorado Avenue
Santa Monica, CA 90404
 (Address of principal executive offices)
 _______________

310-264-0230
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 14, 2012, there were 261,339,959 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
September 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60

PART II-- OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND AS OF DECEMBER 31, 2011 (AUDITED).

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGES	6 - 51	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2012	December 31, 2011
	(UNAUDITED)

Current Assets
Cash	$114,480	$516,532
Prepaid expenses	21,082	23,659
Debt offering costs - net	60,818	-
Total Current Assets	196,380	540,191

Property and equipment, net	218,064	146,000

Other Assets
Security deposit	413	413
Intangible assets	7,800,275	7,800,275
Total Other Assets	7,800,688	7,800,688

Total Assets	$8,215,132	$8,486,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$69,555	$25,470
Accrued expenses	55,264	165,897
Derivative liability	1,026,168	-
Convertible note payable, net of debt discount of $638,751	476,083	-
Total Current Liabilities	1,627,070	191,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
260,002,022 and 255,184,661 shares issued and outstanding, respectively	26,001	25,519
Additional paid-in capital	24,286,446	22,629,977
Deferred compensation	(1,103,750)	-
Deficit accumulated during the development stage	(16,620,635)	(14,359,984)
Total Stockholders' Equity	6,588,062	8,295,512

Total Liabilities and Stockholders' Equity	$8,215,132	$8,486,879

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Operations

					For the Period From December 9, 2005 (Inception) to September 30, 2012
	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$-	$3,000	$-	$3,000	$23,826

Operating Expenses
General and administrative	212,553	132,761	550,885	201,896	1,174,253
Endorsement fees	-	754,000	-	1,573,273	4,942,277
Consulting	228,217	394,541	487,828	2,776,647	5,883,774
Professional fees	34,736	34,439	119,365	101,998	485,676
Website development	-	-	-	-	251,263
Compensation	166,600	66,000	490,600	174,000	3,148,943
Total Operating Expenses	642,106	1,381,741	1,648,678	4,827,814	15,886,186

Loss from Operations	(642,106)	(1,378,741)	(1,648,678)	(4,824,814)	(15,862,360)

Other Income / (Expense)
Interest income	23	278	152	303	663
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(97,257)	(258)	(224,987)	(5,940)	(241,988)
Amortization of debt offering costs	(38,302)	-	(68,682)	-	(68,682)
Amortization of debt discount	(243,780)	(5,288)	(433,705)	(14,659)	(458,637)
Change in fair value of embedded derivative liability	195,038	54,870	115,249	22,785	140,181
Total Other Income / (Expense)	(184,278)	49,602	(611,973)	2,489	(621,820)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(826,384)	$(1,329,139)	$(2,260,651)	$(4,822,325)	$(16,484,180)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	256,250,214	251,117,752	255,598,643	234,195,631

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to September 30, 2012
(UNAUDITED)

					Additional				Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued for services ($0.62/sh)	-	-	733	-	455	-	-	-	455

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(143,750)	111,250

Common stock issued for services ($0.25/sh)	-	-	125,000	13	31,237	-	-	-	31,250

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(960,000)	-

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	170,027

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	20,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	25,000

Reclassification of derivative liability associated with convertible debt	-	-	-	-	115,688	-	-	-	115,688

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(2,260,651)	-	-	(2,260,651)

Balance, September 30, 2012	-	$-	260,002,022	$26,001	$24,286,446	$(16,620,635)	$-	$(1,103,750)	$6,588,062

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)
			For the Period From December 9, 2005 (Inception) to September 30, 2012
	For the Nine Months Ended,
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(2,260,651)	$(4,822,325)	$(16,484,180)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	35,834	25,633	119,580
Depreciation for abandonment of website	-	38,794	38,794
In kind contribution of rent - related party	-	-	24,963
Stock issued for services	168,205	857,709	2,702,815
Warrants issued for services	48,031	248,498	1,130,165
Amortization of stock options	-	1,199,794	1,199,794
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	6,250	1,803,285	7,027,716
Security deposit	-	(413)	(413)
Amortization of debt offering costs	68,682	-	68,682
Amortization of debt discount	433,705	14,659	458,637
Change in fair value of derivative liability	69,400	(22,785)	44,468
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	2,577	5,799	(21,082)
Increase/(Decrease) accounts payable	44,085	(26,219)	69,555
Increase/(Decrease) in accrued expenses	(107,272)	147,620	489,879
Net Cash Used In Operating Activities	(1,491,154)	(529,951)	(3,132,377)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Purchase of property equipment	(107,898)	(86,930)	(376,438)
Net Cash Used In Investing Activities	(107,898)	(86,930)	(376,713)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	134,150	620,583
Repayment of stockholder loans	-	(242,500)	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	1,197,000	37,500	1,281,500
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	1,411,920	1,772,920
Proceeds from collection of stock subscription receivable	-	397,000	464,750
Net Cash Provided by Financing Activities	1,197,000	1,738,070	3,623,570

Net Increase / (Decrease) in Cash	(402,052)	1,121,189	114,480

Cash at Beginning of Period	516,532	297	-

Cash at End of Period	$114,480	$1,121,486	$114,480

Supplemental disclosure of cash flow information:

Cash paid for interest	$231	$-	$231
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with intellectual property	$-	$300,000	$7,800,000
Shares issued in conversion of related party accrued compensation	$-	$144,000	$427,652
Shares issued in conversion of related party line of credit	$-	$100,000	$100,000
Shares issued in conversion of convertible debt and accrued interest	$215,027	$93,603	$308,630
Shares issued in connection with stock dividend	$-	$-	$136,713
Reclassification of derivative liability to additional paid in capital	$115,688	$-	$115,688
Stock sold for subscription	$-	$397,000	$464,750
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$1,072,456	$-	$1,097,388

See accompanying notes to condensed unaudited financial statements

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $251,578 in excess of FDIC insurance limits as of September 30, 2012 and December 31, 2011, respectively.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $0, and $3,000 for the nine months ended September 30, 2012 and 2011, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $90,713 and $25,170 for the nine months ended September 30, 2012 and 2011, respectively.

(I) Identifiable Intangible Assets

As of September 30, 2012 and December 31, 2011, $7,800,275 and $7,800,275, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for nine months ended September 30, 2012, and for the year ended December 31, 2011.

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,915,800 and 2,715,800 for stock warrants, and 12,000,000 and 12,000,000 for stock options, and 3,704,237 and 0 shares issuable upon the conversion of convertible debt, for the nine months ended September 30, 2012 and 2011, respectively.

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

(P) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company's net loss or cash flows.

(Q) Derivative Financial Instruments

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

(R) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $16,620,635 for the period from December 9, 2005 (inception) to September 30, 2012, and has negative cash flow from operations of $3,132,377 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF SEPTEMBER 30, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

NOTE 5         PROPERTY AND EQUIPMENT

At September 30, 2012, and December 31, 2011, respectively, property and equipment is as follows:

	September 30, 2012	December 31, 2011

Website Development	$187,723	$127,722
Furniture and Equipment	103,906	103,906
Leasehold Improvements	6,573	6,573
Software	38,063	18,888
Office Equipment	38,045	9,323
Domain Name	1,500	1,500
Sign	628	628
Less accumulated depreciation and amortization	(158,374)	(122,540)
	$218,064	$146,000

Depreciation/amortization expense for the nine months ended September 30, 2012, and 2011, was $35,834 and $64,427, respectively.

NOTE 6	CONVERTIBLE DEBTS

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
AS OF SEPTEMBER 30, 2012

The fair value of the embedded conversion option on the commitment date was $15,409.  The Company recorded a related debt discount of $15,409, which was amortized over the life of the debt.  For the year ended December 31, 2010, the Company amortized $10,273 of debt discount.  For the year ended December 31, 2011, the Company amortized $5,136 of debt discount.

At December 31, 2011, the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $13,262 for the year ended December 31, 2011. The following management assumptions were considered:

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

At December 31, 2011, the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $9,523 for the year ended December 31, 2011. The following management assumptions were considered:

Exercise price	$0.035
Expected dividends	0%
Expected volatility	514.06%
Risk fee interest rate	0.19%
Expected life of conversion feature in days	0

On March 8, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on March 9, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $150,000 proceeds, less the $16,667 finder’s fee pursuant to the terms of this convertible note, on March 14, 2012. On September 14, 2012, the Company converted $170,027 of convertible note and accrued interest into 528,035 shares of common stock.  As of September 30, 2012 the convertible note balance and accrued interest is $0.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2629
Expected dividends	0%
Expected volatility	228.76%
Expected term: conversion feature	365 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $42,178.  The Company recorded a related debt discount of $42,178, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $42,178 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $0.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as loss totaling $73,510 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3220
Expected dividends	0%
Expected volatility	251.37%
Risk fee interest rate	0.18%
Expected life of conversion feature in days	0

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On March 14, 2012, the Company entered into an agreement whereby the Company will issue up to $102,500 in a convertible note.  The note matures on December 19, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $102,500 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 20, 2012.  For the nine months ended September 30, 2012, the Company converted $45,000 of convertible note into 163,593 shares of common stock.  As of September 30, 2012, the convertible note balance is $57,500.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1490
Expected dividends	0%
Expected volatility	228.61%
Expected term: conversion feature	280 days
Risk free interest rate	0.21%

The fair value of the embedded conversion option on the commitment date was $30,894.  The Company recorded a related debt discount of $30,894, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $30,894 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $48,069.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a loss totaling $17,175 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.2795
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	80

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
AS OF SEPTEMBER 30, 2012

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2077
Expected dividends	0%
Expected volatility	232.90%
Expected term: conversion feature	268 days
Risk free interest rate	0.19%

The fair value of the embedded conversion option on the commitment date was $108,051.  The Company recorded a related debt discount of $108,051, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $71,362 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $128,262.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as loss totaling $20,211 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	89

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1797
Expected dividends	0%
Expected volatility	240.78%
Expected term: conversion feature	365 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $255,484.  The Company recorded a related debt discount of $166,667, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $71,233 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $165,503.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $89,981 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	207

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  The note matures on November 4, 2012, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  As of September 30, 2012, the Company has $111,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on May 9, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2030
Expected dividends	0%
Expected volatility	240.90%
Expected term: conversion feature	60 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $113,952.  The Company recorded a related debt discount of $111,000, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $111,000 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $65,660.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $48,292 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	35

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. As of September 30, 2012, the Company has $62,500 of convertible note as outstanding.    The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.1647
Expected dividends	0%
Expected volatility	234.89%
Expected term: conversion feature	278 days
Risk free interest rate	0.19%

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The fair value of the embedded conversion option on the commitment date was $78,435.  The Company recorded a related debt discount of $62,500, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $22,032 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $65,217.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $13,218 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.2795
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	178

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  As of September 30, 2012, the Company has $58,333 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2030
Expected dividends	0%
Expected volatility	246.79%
Expected term: conversion feature	183 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $66,935.  The Company recorded a related debt discount of $58,333, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $24,226 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $49,251.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $17,683 for the nine months ended September 30, 2012. The following management assumptions were considered:

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

Exercise price	$0.2940
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	107

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. As of September 30, 2012, the Company has $111,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2170
Expected dividends	0%
Expected volatility	247.11%
Expected term: conversion feature	274 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $130,309.  The Company recorded a related debt discount of $111,000, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $25,117 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $110,969.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $19,339 for the nine months ended September 30, 2012. The following management assumptions were considered:

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	212

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. As of September 30, 2012, the Company has $82,500 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2170
Expected dividends	0%
Expected volatility	247.25%
Expected term: conversion feature	365 days
Risk free interest rate	0.16%

The fair value of the embedded conversion option on the commitment date was $100,160.  The Company recorded a related debt discount of $82,500, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $13,110 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $84,500.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $15,660 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3213
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	307

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012.  The note matures on February 11, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  As of September 30, 2012, the Company has $50,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.2077
Expected dividends	0%
Expected volatility	248.02%
Expected term: conversion feature	180 days
Risk free interest rate	0.19%

The fair value of the embedded conversion option on the commitment date was $55,670.  The Company recorded a related debt discount of $50,000, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $15,556 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $43,713.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $11,957 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	134

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. As of September 30, 2012, the Company has $83,333 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.3528
Expected dividends	0%
Expected volatility	248.02%
Expected term: conversion feature	365 days
Risk free interest rate	0.18%

The fair value of the embedded conversion option on the commitment date was $96,925.  The Company recorded a related debt discount of $83,333, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $4,566 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $87,938.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $8,987 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3213
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	345

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. As of September 30, 2012, the Company has $166,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Exercise price	$0.3150
Expected dividends	0%
Expected volatility	251.93%
Expected term: conversion feature	273 days
Risk free interest rate	0.17%

The fair value of the embedded conversion option on the commitment date was $178,114.  The Company recorded a related debt discount of $166,000, which is amortized over the life of the debt.  For the nine months ended September 30, 2012, the Company amortized $2,432 of debt discount.

At September 30, 2012, the Company remeasured the derivative liability and recorded a fair value of $177,086.  As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as a gain totaling $1,028 for the nine months ended September 30, 2012. The following management assumptions were considered:

Exercise price	$0.3010
Expected dividends	0%
Expected volatility	251.60%
Risk fee interest rate	0.17%
Expected life of conversion feature in days	269

NOTE 7	STOCKHOLDERS’ EQUITY

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
AS OF SEPTEMBER 30, 2012

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

On May 27, 2010, the Company issued one unit; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $22,500 net of the $2,500 finder’s fee ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 7(C)).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On December 18, 2011, the Company issued 100,000 shares of common stock for consulting services having a fair value of $50,000 ($0.50/share).

On January 25, 2012 the Company issued 733 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $455 ($0.62/share) based upon the terms of the consulting agreements (See Note 8(B)).

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.  For the nine months ended September 30, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $31,500 ($0.21/share), in relation to this settlement agreement.

On April 22, 2012, the Company issued 200,000 shares of common stock for services having a fair value of $60,000 ($0.30/share).

In July and August of 2012, the Company issued 125,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $31,250 ($0.25/share) based upon the terms of the employment agreement (See Note 8(A)).

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.32 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of September 30, 2012, the Company recognized $0 in expense and recorded deferred compensation of $960,000 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of September 30, 2012, the Company recognized $6,250 in expenses and recorded deferred compensation of $143,750 (See Note 8(B)).

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
AS OF SEPTEMBER 30, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On June 11, 2012, the Company issued 200,000 warrants under consulting agreements. The Company recognized an expense of $48,031 for the nine months ended September 30, 2012.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2012, dividend yield of zero, expected volatility of 237.76%; risk-free interest rates of 0.19%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.25 per share (See Note 8(B)).

The following tables summarize all warrant grants as of September 30, 2012 and September 30, 2011, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000	$0.51
Granted	955,800	0.10
Exercised
Forfeited
Balance at December 31, 2011	2,715,800	$0.36
Granted	200,000	$0.25
Exercised	-
Forfeited	-
Balance at September 30, 2012	2,915,800
Options Exercisable at September 30, 2012	2,915,800	$0.36
Weighted Average Fair Value of Options Granted		$0.36

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$0.52	500,000	0.25	$0.52	500,000	$0.52
$0.50	1,260,000	0.63	$0.50	1,260,000	$0.50
$0.10	955,800	1.92	$0.10	955,800	$0.10
$0.25	200,000	2.70	$0.25	200,000	$0.25

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.52	500,000	1.25	$0.52	500,000	$0.52
$0.50	1,260,000	1.49	$0.50	1,260,000	$0.50
$0.10	955,800	2.92	$0.10	955,800	$0.10

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,915,800 and 2,715,800 warrants outstanding as of September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company has reserved 2,915,800 shares of common stock for the future exercise of the warrants.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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

On September 14, 2012, the Company entered into a conversion agreement executed by a note holder for 528,035 shares based on a conversion price of $0.322 per share (See Note 6).

On September 21, 2012, the Company entered into a conversion agreement executed by a note holder for 72,385 shares based on a conversion price of $0.2763 per share (See Note 6).

On September 27, 2012, the Company entered into a conversion agreement executed by a note holder for 91,208 shares based on a conversion price of $0.2741 per share (See Note 6).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

The following tables summarize all warrant grants as of September 30, 2012 and September 30, 2011, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2011	12,000,000	$0.12
Granted	-	$-
Exercised	-
Forfeited	-
Balance at September 30, 2012
	12,000,000	$0.12
Options Exercisable at September 30, 2012	12,000,000	$0.12
Weighted Average Fair Value of Options Granted	$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$0.12	12,000,000	1.30	$0.12	12,000,000	$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.12	12,000,000	2.30	$0.12	12,000,000	$0.12

In connection with the options issued for cash and services, the Company has an aggregate of 12,000,000 and 12,000,000 options outstanding as of September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company has reserved 12,000,000 shares of common stock for the future exercise of the options.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

NOTE 8         COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  In September of 2012, the 10% commission on sales was changed to read 7% commission on the net profits of the Company. The agreement also calls for the employee to receive health benefits.  For the nine months ended September 30, 2012, the Company has recorded $162,000 in compensation expense (See Note 9).

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, terminate the initial 20% commission on sales and to add a commission on sales equal to 10% of gross quarterly profits.  In September of 2012, the 10% commission on gross quarterly profits was changed to read 6% commission on the net profits of the Company. The agreement also calls for the employee to receive health benefits (See Note 7(B) and 7(I)).

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

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.  In September of 2012, the annual bonus of 5% of all profits mentioned above was changed to read 6% commission on the net profits of the Company.  In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.  The term of the agreement is for five years.  As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.  For the quarter ended September 30, 2012, the Company issued 125,000 shares with a fair value of $31,250 ($0.25/share) (See Note 7(B)).

(B)  Consulting Agreement

On January 19, 2009, the Company entered into a development services agreement to construct social network software for a fee of $150 and $375 an hour.  The contract will remain in place until either party desires to cancel.  A retainer fee of $20,000 has been paid upon the execution of the agreement and will be used towards the services provided.  In addition, on January 14, 2009 the Company issued 20,000 shares in exchange for services valued at $5,000 ($0.25/share).  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625 (See Note 7(B) and Note 7(D)).  On May 29, 2009, the Company amended the consulting agreement by reducing the hourly rate to $75 an hour and reducing the outstanding balance due by $17,163. On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 7(B)).

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

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
AS OF SEPTEMBER 30, 2012

During the three months ended December 31, 2011, the Company entered into a five year advisory board consulting agreement with five persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.47 – 0.88 per share.  The terms of the agreements are for five years. (See Note 7(B)).

On August 3, 2012, the Company entered into an endorsement agreement with an unrelated third party for a period from August 3, 2012 through August 3, 2015.  In exchange for the services provided, the Company issued 3,000,000 shares of common stock having a fair value of $960,000 ($0.32/share) based upon fair value on the date of grant (See Note 7(B)). The delivery of the shares will be made in four 750,000 tranches to coincide with each of the four points listed below:

●  Record two (2) one-minute video endorsements (English and Spanish)
●  Release of Mobile Application
●  Use of MAXD HD technology in the next two major music projects.
●  Any addition projects that effectively promote the use of MAXD technology.

As September 30, 2012, none of the four points listed above have been completed and the Company recorded $960,000 as deferred compensation.

On August 22, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from September 1, 2012 through August 31, 2012.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $150,000 ($0.30/share) based upon fair value on the date of grant (See Note 7(B)).

On September 14, 2012, the Company entered into a licensing agreement with an unrelated third party for a period from September 14, 2012 through September 14, 2013.  The agreement will automatically extend on a year to year basis unless terminated by either party.  Upon the execution of the agreement, the Company paid a non-refundable $15,000 upfront fee for the use of the license.  Any additional technical support will be provided on as needed basis at an hourly rate of $250/hour.

(C) Operating Lease Agreements

On September 1, 2010, the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on October 1, 2010 and expires on September 30, 2013.  Total base rent due during the term of the lease is $134,880.

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
AS OF SEPTEMBER 30, 2012

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  In September of 2012, the 10% commission on sales was changed to read 7% commission on the net profits of the Company.  The agreement also calls for the employee to receive health benefits (See Note 8(A)).

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

On February 6, 2012, the Company filed a suit for declaratory judgment and rescission of contract associated with a former consultant for failure to perform contractual requirements.  It seeks clarification that the former consultant is not owed 750,000 shares of restricted common stock.  The defendants have been served.  This case will be vigorously prosecuted and has a good likelihood of a favorable outcome. The case seeks in excess of the jurisdictional amount, which is $50,000 dollars.

On February 21, 2012, the Company filed a suit for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition with a former consultant.   It seeks damages due to their alleged failure to meet the contractual requirements regarding promotions.  The defendant has been served.  This case will be vigorously prosecuted and has a good likelihood of success.  The case seeks in excess of the jurisdictional amount which is $50,000 dollars.

On August 23, 2012, Koss Corporation filed a lawsuit against Max Sound Corporation in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement.  Max Sound denies these allegations.  On October 26, 2012, Max Sound filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin because the court lacks personal jurisdiction over Max Sound in that State.  Alternatively, Max Sound requested that the lawsuit be transferred to the United States District Court for the Central District of California.   Koss Corporation’s response to this motion is due on November 16, 2012.  The district court has not ruled upon the motion and its outcome is presently unknown.

On August 14, 2012, Max Sound Corporation was named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego.  The plaintiff seeks damages for unpaid wages and expenses, loss of ownership in a company, attorney’s fees and punitive damages.  Max Sound denies these allegations, denies that Max Sound is a successor in interest to the company for which the plaintiff owned an interest, and denies that it is responsible for the plaintiff's employment contract or alleged damages.  Max Sound’s response to the complaint is not yet due.  Max Sound will ask the court to dismiss the claims for failure to state a cause of action against Max Sound.  As Max Sound's motion has not yet been filed or heard by the court, the outcome of the motion is presently unknown.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

NOTE 11       SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.

On October 2, 2012, the Company issued 79,586 shares in common stock for convertible debt.

On October 5, 2012, the Company issued 92,365 shares in common stock for convertible debt.

On October 9, 2012, the Company issued 48,454 shares in common stock for convertible debt.

On October 19, 2012, the Company issued 200,501 shares in common stock for convertible debt.

On November 5, 2012, the Company issued 917,031 shares in common stock for convertible debt.

On October 31, 2012, the Company exchanged an existing note of $333,000 with a current note holder into a new note in the amount of $833,000 resulting in an increase of $500,000.  In conjunction with signing the note, the Company received $138,000 in net proceeds.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the prime rate as of the date of issuance.  As of September 30, 2012, the Company owes $0 in principal and $0 in accrued interest on these loans.

We entered into three Credit Line Agreements with Greg Halpern.  The first credit line expired in May of 2011, and the second expired in November of 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 matured in March of 2012.  All three agreements accrued interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%.  As of September 30, 2012, the Company owes $0 in principal and $0 in accrued interest related to the third line of credit.

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

	For the three months Ended September 30,
	2012	2011

Revenue	$--	$3,000

Operating Expenses
General and Administrative	212,553	132,761
Endorsement Fees *	-	754,000
Consulting Fees *	228,217	394,541
Professional Fees	34,736	34,439
Compensation	166,600	66,000
Total Operating Expenses	642,106	1,381,741

Loss from Operations	(642,106)	(1,378,741)

Other Income / (Expense)
Interest Income	23	278
Interest Expense	(97,257)	(258)
Amortization of Debt Offering Costs	(38,302)	-
Amortization of Debt Discount	(243,780)	(5,288)
Change in fair value of embedded derivative liability	195,038	54,870
Total Other Income / (Expense)	(184,278)	49,602

Provision for Income Taxes	-	-

Net Loss	$(826,384)	$(1,329,139)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the year Basic and Diluted	256,250,214	251,117,752

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the three months ended September 30, 2012 and for the three months ended September 30, 2011

General and Administrative Expenses: Our general and administrative expenses were $212,553 for the three months ended September 30, 2012 and $132,761 for the three months ended September 30, 2011, representing an increase of $79,792 or approximately 60%%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the three months ended September 30, 2012 and $754,000 for the three months ended September 30, 2011, representing a decrease of $754,000 or approximately 100% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $228,217 for the three months ended September 30, 2012 and $394,541 for the three months ended September 30, 2011, representing a decrease of $166,324, or approximately 42%. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $34,736for the three months ended September 30, 2012 and $34,439 for the three months ended September 30, 2011, representing an increase of $297 or approximately .9%.

Compensation: Our compensation expenses were $166,600 for the three months ended September 30, 2012 and $66,000 for the three months ended September 30, 2011, representing an increase of $100,600, or 152%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended September 30, 2012 and 2011, were $826,384, compared to $1,329,139, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially decreased as a result of the decline in expenses due to the abandonment of our social networking website.

	For the nine months Ended September 30,
	2012	2011

Revenue	$-	$3,000

Operating Expenses
General and Administrative	550,885	201,896
Endorsement Fees *	-	1,573,273
Consulting Fees *	487,828	2,776,647
Professional Fees	119,365	101,998
Compensation	490,600	174,000
Total Operating Expenses	1,648,678	4,827,814

Loss from Operations	(1,648,678)	(4,824,814)

Other Income / (Expense)
Interest Income	152	303
Interest Expense	(224,987)	(5,940)
Amortization of Debt Offering Costs	(68,682)	-
Amortization of Debt Discount	(433,705)	(14,659)
Change in fair value of embedded derivative liability	115,249	22,785
Total Other Income / (Expense)	(611,973)	2,489

Provision for Income Taxes	-	-

Net Loss	$(2,260,651)	$(4,822,325)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	255,598,643	234,195,631

* The line items Endorsement Fees and Consulting Fees represent mainly non-recurring compensation in the form of stock at the then current market value at the time of entering into the services agreement.

For the nine months ended September 30, 2012 and for the nine months ended September 30, 2011

General and Administrative Expenses: Our general and administrative expenses were $550,885 for the nine months ended September 30, 2012 and $201,896 for the nine months ended September 30, 2011, representing an increase of $348,989 or approximately 172%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the nine months ended September 30, 2012 and $1,573,273 for the nine months ended September 30, 2011, representing an decrease of $1,573,273 or approximately 100% as a result of the acceleration in expensing of the remaining multi-year consulting agreements related to the marketing of our social networking website which was abandoned on August 16, 2011.

Consulting Fees:  Our consulting fees were $487,828 for the nine months ended September 30, 2012 and $2,776,647 for the nine months ended September 30, 2011, representing a decrease of $2,288,819, or approximately 82%. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $119,365 for the nine months ended September 30, 2012 and $101,998 for the nine months ended September 30, 2011, representing an increase of $17,367 or approximately 17% as a result of expanded business activities by the Company and increases in fees by our professionals.

Compensation: Our compensation expenses were $490,600 for the nine months ended September 30, 2012 and $174,000 for the nine months ended September 30, 2011, representing an increase of $316,600, or approximately 182% as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the nine months ended September 30, 2012 and 2011, were $2,260,651, compared to $4,822,325, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially decreased as a result of the decline in expenses due to the abandonment of our social networking website.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $0 and $3,000 for the nine months ended September 30, 2012 and 2011, respectively. We have an accumulated deficit of $16,620,635 for the period from December 9, 2005 (inception) to September 30, 2012, and have negative cash flow from operations of $3,132,377 from inception.

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

From our inception through September 30, 2012, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder and unrelated third parties. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of September 30, 2012, we owed $0 in principal and $0 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and were due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of September 30, 2012, we owe $0 in principal and accrued interest of $0 related to these lines of credit

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

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

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.  We had $0 and $3,000 in revenue for the three months ended September 30, 2012 and 2011, respectively.

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

Other Events

On September 20, 2012 Management met and decided to review past policies of bonuses as it effects the Company's future profit potential. In the employment agreements of Greg Halpern our CFO, Lloyd Trammel or CTO and John Blaisure our CEO there were contractual obligations to pay 10% to each out of sales and profits of the Company. To clarify further the Company's position, and to insure that any such arrangements are in the best interest of the Company, all future bonuses will be pursuant to the following strictly and only out of the Company's net profits as follows - Greg Halpern - 7%, Lloyd Trammell - 6%, John Blaisure 6%.

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

On August 23, 2012, Koss Corporation filed a lawsuit against Max Sound Corporation in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement.  Based upon its federally registered trademark “Hearing is Believing” for stereo headphones, Koss Corporation contends that Max Sound’s use of “Hearing in Believing” in advertisements for mobile phone software and Max Sounds’ related trademark application for mobile phone software constitutes trademark infringement and unfair competition.  Max Sound denies these allegations.  Max Sound contends that the goods and services of the two companies are not related and are, in fact, sold or distributed in different channels.  Moreover, Max Sound contends that consumers in this area are sophisticated and will not be confused about the origins of the parties’ respective goods or services.  On October 26, 2012, Max Sound filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin because the court lacks personal jurisdiction over Max Sound in that State.  Alternatively, Max Sound requested that the lawsuit be transferred to the United States District Court for the Central District of California.   Koss Corporation’s response to this motion is due on November 16, 2012.  The district court has not ruled upon the motion and its outcome is presently unknown.

On August 14, 2012, Max Sound Corporation was named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego.  Two shareholders of Max Sound Corporation, Mr. Lloyd Trammell and Mr. Robert Wolff, were also named as defendants in the lawsuit.  The plaintiff, Robert Steele claims he signed an employment contract with Acoustics Control Sciences, LLC in April, 2007 in which he owned a 4.3% share of Acoustics Control Sciences LLC.  He claim to have worked for that company from April, 2007 until August 2008, but was never paid wages, reimbursed for employee expenses or provided the wage documentation required by California law.  The lawsuit seeks damages for unpaid wages and expenses, damages for the 4.3% share of Acoustics Control he contends was taken from him, attorney’s fees and punitive damages.  Although Max Sound Corporation neither employed Mr. Steele, nor signed contracts with him, Mr. Steele contends Max Sound Corporation is liable as a successor-in-interest because Max Sound purchased assets from Audio Genesis Group, LLC on May 11, 2010 which, in turn, Mr. Steele contends was a successor-in-interest to Acoustics Control Sciences, LLC.  Max Sound denies these allegations, denies that it is a successor in interest to Acoustics Control Sciences and denies that it is responsible for Mr. Steele’s employment contract or alleged damages.  Max Sound’s response to the complaint is not yet due.  Max Sound will ask the court to dismiss the claims for failure to state a cause of action against Max Sound.  As the motion has not yet been filed or heard by the court, the outcome of the motion is presently unknown.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July and August of 2012, the Company issued 125,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $31,250 ($0.25/share) based upon the terms of the employment agreement.

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  As of September 30, 2012, the Company has $58,333 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. As of September 30, 2012, the Company has $111,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. As of September 30, 2012, the Company has $82,500 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.32 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012.  The note matures on February 11, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  As of September 30, 2012, the Company has $50,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. As of September 30, 2012, the Company has $83,333 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. As of September 30, 2012, the Company has $166,000 of convertible note as outstanding.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.

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

Dated: November 14, 2012	MAX SOUND CORPORATION

	By:	/s/John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)