Form 10-K
period 2012-12-31
Max Sound Corp
filed 2013-04-01
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number  000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2902A Colorado Avenue Santa Monica, CA 90404	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-777-1987

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	None.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $10,855,738.00.

As of March 29, 2013, the registrant had 291,534,980 shares issued and outstanding.

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

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and networking web site. In January of 2010, the Company launched their Internet search engine and networking website ( www.soact.net ).  In 2011, the Company decided to abandon its' social networking website.  On May 11, 2010, the Company acquired the worldwide rights, title, and interest to all fields of use for Max Sound®.

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the Max Sound® technology.  Our current website ( www.maxsound.com ) is used to showcase the Max Sound® technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

On December 3, 2012, the Company, completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“LSI”). Pursuant to the Asset Purchase Agreement, dated November 15, 2012, the assets of LSI were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  The price of the Shares was determined by taking the average of the daily closing prices for the Company’s common stock as reported on the OTC Bulletin Board on the ten (10) trading days immediately preceding the closing. The assets of LSI purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; gift card retail contracts via incomm; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

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

Description of Our Business

The Company has grown this year to a staff 23 including employees and sub contractor’s. We now have an infrastructure that is allowing us to expand and execute quickly. In addition we have established business relationships with the leading companies in the Smartphone, Tablet, Chip, Music and Consumer Retail business. The Company is now executing its “Go To Market” strategy and sales programs as a first market mover solving the degraded compressed audio issues plaguing the audio currently being consumed. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the exploding smartphone tablet device phenomenon. In addition the Company gained the artist “PitBull” as our Global Ambassador taking MAX-D App’s and Music worldwide with over 43 million Social Media followers.

List of 2012 contracted companies

Qualcomm	(Leader in Chips Smartphones & Tablets)
Incomm	(Leader in retail music transaction distribution encompassing the largest Big Box company’s)
EMI	(Leading Music Distribution)
Sony Music	(Leading Music Distribution)
UMG	(Leading Music Distribution)
RED Records	(Leading Music Distribution)
Curb Records	(Leading Music Distribution)

Acquisition of Liquid Spins

In December of 2012 we completed the purchase of Liquid Spins (LiquidSpins.com) an online MP3 digital music service with agreements in place with all the major record labels listed above. Currently we have over 2 million tracks. We are currently in talks to add another 7.5 million tracks bringing us to a total of over 9.5 million. In addition we have added a Liquid Spins MAX-D HD Audio Player App to the Google Play Store along with a Liquid Spins Downloader App that allows the consumer to effortlessly download the MP3 tracks to any Google, Apple or Windows device. In addition the downloader keeps record of all purchased music for future downloads if needed.

All music on Liquid Spins is “DRM Free” “Digital Music Rights Free” which sets us apart from the leading music download company Apple. Apple limits the number of devices that will play your music. Digital music sales now represent 53% of all music sold in a 5.6 Billion USA market growing at 17% annually. The Incomm partnership will place liquid Spins and MAX-D in retail locations representing over 200 million consumers a week in the USA purchasing over 1 Billion in music annually. International expansion into Latin America and Asia is slated for Q-3 & Q-4 2013.

Liquid Spins and MAX-D White Label Partnership

Pitbull was the first major artist to have a “Pitbull branded” MAX-D HD Audio player app that is attached to the LiquidSpins.com music store to market to his 43 million fans on Facebook. We are currently in talks with major companies to White Label their brand to their consumers using Liquid Spins and MAX-D HD Audio Player Apps. We anticipate this to be the fastest way to massive consumer adoption and creating the first Consumer Audio Brand MAX-D.

Update Qualcomm:
We are currently testing our MAX-D technology on the Qualcomm test platform on the Qualcomm Smartphone.  Residing on the Snapdragon DSP will give the MAX-D technology the ability to control and convert to HD Audio up to 8 audio processes simultaneously. This will include Cellular Voice transmission and termination, streaming video, streaming audio and all content stored on the device in memory. Qualcomm currently has 49% of the entire global chip market for all smartphones and tablets with a growth rate that mirrors the industry. When MAX-D is deployed on the chip it will have the ability to be offered to 86 OEM’s on 100’s of millions of devices every quarter. We anticipate a strong adoption from the OEM’s licensing the MAX-D technology. We also expect increasing licensing revenue as we announce the growth among the retail sector through Incomm and Liquid Spins.

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

Max Sound® Benefits:
● Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth
● High-resolution audio reproduction with an omni-directional sound field using only two speakers
● “Real” three-dimensional sound field, versus artificial sound field created by competing technologies
● More realistic “live performance” quality of all recordings with optimal dynamic range, bass response, and overall clarity

Max Sound® Markets:
● Licensing the technology to creators of film, music, broadcast, and gaming content and selling them the service of applying the Max Sound® technology to their end product. Max Sound® is fully compatible with existing playback technology. No current competitor can provide the level of sound quality and end user experience that Max Sound® delivers. Max Sound® technology is ready for these markets now.

●Licensing the technology to manufacturers of consumer electronics products such as portable mp3 players, TV’s, Set Top Boxes, Car Stereo, Home Theatre, Smartphones and Tablets.

Max Sound® Revenue Model:

The Company is negotiating Licensing of its HD Audio technology onto hardware and software across the primary vertical markets in Entertainment, Multi-media and Mobile Communications technology and White Labeling its Liquid Spins Music Store into all of these sectors and National Retailers as well.

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

Max Sound® Dynamic Software Module: Max Sound has delivered and is working to implement a API for all Internet applications to process all audio/video content streamed or downloaded by consumers. One of the viable target candidates is streaming Movies and Music services such as Netflix and Spotify. Companies selling downloaded MP3’s are also expected to find immense value in our technology due to their dominance in web-based audio and video. This Module is a lossless dynamic process requiring no destructive encoding or decoding and needs no additional hardware or critical monitoring stage after processing.  Finally, no specialized decoder is necessary on any audio system!

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

Market
2012 was a year of creating relationships with company’s across all vertical markets understanding the value of those industries and what it would mean to Max Sound. It became clear that the Device market was the largest for potential revenue and profits for the company. The deal with Qualcomm established the foundation for entry into this market. The MAX-D HD Audio player App provided the consumer the ability to experience MAX-D. The acquisition of Liquid Spins provided a music gateway directly to the retail consumer and the record labels and the ability to provide MAX-D HD Audio.

The company is now clearly positioned to accomplish the following goals in these markets.

MAX-D audio in the Qualcomm Snapdragon DSP and available on 100’s of millions of device’s to be licensed by the 86 OEM’s around the world.

Liquid Spins music and MAX-D HD Audio Apps in over 200,000 retail locations in the USA with international expansion in Q-3 and Q-4 2013 through the Incomm relationship.

MAX-D API’s to be deployed and reside in the memory of streaming Video/Audio and stand alone Audio service.

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

We believe we will be considered friendly competition in the future for four reasons; (1) Max Sound® technology delivers the best sound quality available today, (2) Max Sound® does not require any additional equipment in theatres, CD or DVD players (3) Max Sound® can lower file size to save on bandwidth, and (4) Max Sound makes all other audio processes sound better.

Intellectual Property

Max Sound and HD Audio technologies and designs are Patent Pending and Trademarked. On February 8, 2011 the words Max Sound was issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705 and the words HD Audio are pending under serial number 85232456 for the following applications - Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio.; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio.; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio. The Company is in the process of filing 48 additional patents for its technology.

Research and Development

Throughout 2012, in addition to acquiring and building out Liquid Spins, which is now one of our primary focus do to the large demand we are receiving, the Company continued to build out corporate infrastructure adding personal in critical areas. In the R&D department we added four more additional programmers to a total of 6 to assist in the building of the Max Sound Android APP, which is currently available on Google Play and also the Apple IOS App for the iPhone, and tablets that is currently in beta. The Android application is available for all Android dual core operating systems as well as a Windows Smartphone version succeeding the IOS APP. In addition advancements were made on the next revision of the Max Sound audio server that will be available in Windows, Linux and Apple operating systems. The new additions to our R&D team have also been working diligently on the Qualcomm Hexagon program. In addition we have a MAX-D API ready for market and implementation.

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

Milestones for the Next Twelve Months

For the next twelve months, our most important goal is to become cash flow positive by growing Max Sound HD Audio sales through licensing and recurring revenue streams. Our goal is to have this growth improve our stock value and investor liquidity. We expect our financial requirements to increase with the additional expenses needed to promote the Max Sound® Audio technology. We plan to fund these additional expenses by equity loans from our existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

Over the next twelve months, our focus will be in the achieving and implementing the following:

1. The marketing of the MAX-D Android and Windows APP for tablets and smartphones in addition to an APP that will run on the Apple OS into the direct consumer market. This will bring relevant traffic to the Liquid Spins Music Store producing music sales and subscription based revenue.

2. The launch of White Label on line music stores and MAX-D HD Audio App’s through the partnership with Incomm and other partners through out retail America.

3. MAX-D in the Qualcomm Snapdragon DSP through the Hexagon program.

4. Deployment of Max Sound audio appliances for Key industry engineers and Internet streaming companies allowing them to broadcast in MAX-D.

5. Early adoption from the movie industry producing “Mastered in MAX-D” content.

Key Outcomes

1. Increase Max Sound’s customer base substantially producing large consumer adoption and branding.
2. Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2013.
3. Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.

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

In November 2010, we leased our new Max Sound® post production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one-year renewable options.

In December of 2012, the Company took over a month-to-month operating lease upon the acquisition of Liquid Spins.  The office is located at 5525 Erindale Drive, Suite 200, Colorado Springs, CO, 80918.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on the OTC Bulletin Board under the symbol MAXD.

Price
	High	Low
2011
First quarter	$.25	$.04
Second quarter	$.40	$.04
Third quarter	$.49	$.22
Fourth quarter	$.95	$.33

2012
First quarter	$.75	$.16
Second quarter	$.39	$.04
Third quarter	$.56	$.28
Fourth quarter	$.45	$.26

The number of holders of record for our Common Stock as of December 31, 2012 was approximately 590. This number excludes individual stockholders holding stock under nominee security position listings.

Holders

As of March 29, 2013, in accordance with our transfer agent records, we had 632 record holders of our Common Stock.

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

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“LSI”).  Pursuant to the Asset Purchase Agreement, the assets of LSI were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  T he assets of LSI purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; gift card retail contracts via incomm; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the primate rate as of the date of issuance.  These loans matured and expired in 2011.  We have entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and will mature in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. As of December 31, 2012, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.  We believe that the $500,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2013 to continue marketing the Max Sound HD Audio Technology aggressively to Multi-Media Industry Users of Audio and Audio with Video products.

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2013 that will meet the Company’s needs to eliminate its going concern status in 2014.

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

	For the Years Ended December 31,
	2012	2011

Revenue	$5	$13,000

Operating Expenses
General and Administrative	1,385,540	255,589
Endorsement Fees	-	1,573,273
Consulting	614,298	1,348,753
Professional Fees	164,059	146,935
Website Development	-	-
Compensation	704,223	2,182,794
Total Operating Expenses	2,868,120	5,507,344

Loss from Operations	(2,868,115)	(5,494,344)

Other Income / (Expense)
Interest Income	177	511
Interest Expense	(41,371)	(5,940)
Derivative Expense	(201,395)	-
Amortization of debt offering costs	(126,854)	-
Amortization of Debt Discount	(825,819)	(13,710)
Change in fair value of embedded derivative liability	(44,805)	21,836
Total Other Income / (Expense)	(1,240,067)	2,697)

Provision for Income Taxes	-	-

Net Loss	$(4,108,182)	$(5,491,647)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	260,207,229	242,287,741

For the Fiscal Year Ended December 31, 2012 and for the Fiscal Year Ended December 31, 2011

General and Administrative Expenses: Our general and administrative expenses for the years ended December 31, 2012 and 2011, were $1,385,540 and $255,589, respectively. The increase of 1,129,951 or approximately 442%, was a result of our increased advertising and promotional expenses which include the cost of public relations and product promotion activities, and a decrease in other expenses associated with the operation of the company.

Endorsement Fees:  Our endorsement fees for the years ended December 31, 2012 and 2011, were $0 and $1,573,273, respectively. The decrease of $1,573,273 or approximately (100%) was a result of a decrease in expenses associated with having high profile individuals promote and market our social networking website.

Consulting Fees:  Our consulting fees for the years ended December 31, 2012 and 2011, were $614,298 and $1,348,753, respectively. The decrease of $734,455 or approximately (54%) was a result of a decrease in expenses associated with the additional consulting, promotional and marketing services related to our social networking website, and an increase in expenses associated with the further development of our Max Sound® HD Audio technology.

Professional Fees: Our professional fees for the years ended December 31, 2012 and 2011, were $164,059 and $146,935, respectively. The increase of $17,124, or approximately12%, was a result of an increase in the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Compensation: Our compensation expenses for the years ended December 31, 2012 and 2011, were $704,223 and $2,182,794, respectively. The decrease of $1,478,571, or approximately (68%),  was a result of our decrease in the expensing of stock options, , and an increase due to additional employees hired during 2012.

Net Loss: Our net loss for the year ended December 31, 2012, was $4,108,182, compared to $5,491,647 for the year ended December 31, 2011. The decrease in net loss was the result of the decrease in expenses associated with our prior business operations which were abandoned in 2011, expensing in stock options, and an increase in expenses associated with the promotion and marketing of the Max Sound HD Audio Technology.

Liquidity and Capital Resources

Revenues for the fiscal years ended December 31, 2012, and 2011, were $5 and $13,000, respectively. We have an accumulated deficit of $18,468,166 for the period from December 9, 2005 (inception) to December 31, 2012, and have negative cash flow from operations of $3,676,694 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2012, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively. During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 of accrued interest to the principal stockholder. Each of these loans accrue interest at the prime rate as of the date of issuance. These loans matured and expired in 2011.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of December 31, 2012, we owed $0 in principal and $0 in accrued interest.

For the year ended December 31, 2011, we received $134,000 from Mr. Greg Halpern, our principal shareholder, by way of the established lines of credit.  Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and are due on May 29, 2011, November 11, 2011, and March 25, 2012.   During the year ended December 31, 2011, the Company repaid $255,480 in principal and $11,283 in accrued interest to the principal stockholder.   As of December 31, 2012, we owe $0 in principal and accrued interest of $0.

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

Subscription Agreement

On August 2, 2011 the Company entered into a subscription agreement (“Subscription Agreement”) with certain investors (the “Investors”) for the issuance and sale of 18,857,000 shares of the Company’s common stock, $.0001 par value per share, for $0.10 per share, aggregating $1,857,000 in gross proceeds (the “Offering”). The shares sold pursuant to the Offering do not have any registration rights. The officers of the Company conducted the offering. Other than an Asset Sale Agreement that the Company previously entered into with Adam Nelson, as disclosed in the Form 8-K filed with the SEC on January 21, 2011, there are no other material relationships between the Company and the Investors.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $5 and $13,000 in revenue for the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation:
 In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation .  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

Impairment of Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition.  If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  For the year ended December 31, 2012, the Company completed an impairment analysis on its' long-lived assets, their technology rights, and determined that no impairment was necessary.

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

Subsequent Events

Subsequent to December 31, 2012, the Company issued 3,362,532 shares in common stock related to the conversion of convertible debt.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $150,000 in proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on January 24, 2013.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is the lower of 70% of the “Market Price”, which is the average of the lowest ten (10) trading day period prior to the conversion, or closing bid price on the date of conversion.  The Company received $90,000 in proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.

On January 31, 2013, the Company entered into an agreement whereby the Company will issue up to $83,300 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is the lower of 70% of the “Market Price”, which is the average of the lowest ten (10) trading day period prior to the conversion, or closing bid price on the date of conversion.  The Company received $75,000 in proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note. The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.  The Company received $25,000 in proceeds, on February 19, 2013.

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note. The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (10) trading day period prior to the conversion.  The Company received $60,000 in proceeds, on March 1, 2013.

On February 27, 2013, the Company received $92,000 in reference to the convertible noted dated November 19, 2012.

On March 5, 2013, the suit, which was filed on February 6, 2012, was settled in favor of Max Sound Corporation and 750,000 shares issued to the former consultant were returned to the treasury.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $100,000 in proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on March 13, 2013.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $50,000 in proceeds, less the $5,500 finder’s fee pursuant to the terms of this convertible note, on March 18, 2013.

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, the Director, for the first eight quarters of employment, has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share for each million dollars of new gross business the Company receives in year one of the agreement that is directly related to the Director.

On January 31, 2013, a warrant holder exercised 430,800 of stock warrants at an exercise price of $0.10 per share, and received 430,800 in shares of stock.

On February 1, 2013, the Company entered into a consulting agreement with an unrelated third party for a period from February 1, 2013 through July 31, 2013.  In exchange for the services provided, the Company issued 250,000 shares of common stock having a fair value of $60,000 ($2.43/share) based upon fair value on the date of grant.  If the Company chooses to continue with the consulting agreement for an additional year, an additional 250,000 shares will be issued for the service period of September 1, 2013 through March 1, 2014.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2012 AND AS OF DECEMBER 31, 2011.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2012.

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2012.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2012.

PAGES	F-7 – F-51	NOTES TO FINANCIAL STATEMENTS.

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Max Sound Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from December 9, 2005 (inception) to December 31, 2012. Max Sound Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and for the period December 9, 2005 (inception) through to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has suffered recurring losses, and has an accumulated deficit of $18,468,166 for the period from December 9, 2005 (Inception) to December 31, 2012, and has a negative cash flow from operations of $3,676,694 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.
Alan R. Swift, CPA, P.A. Certified Public Accountants and Consultants Palm Beach Gardens, Florida March 25, 2013

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE (561) 656-0818 FAX (561) 658-0245
www.aswiftcpa.com

Max Sound Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011

Current Assets
Cash	$135,298	$516,532
Inventory	8,796	-
Prepaid expenses	51,554	23,659
Debt offering costs - net	87,879	-
Total Current Assets	283,527	540,191

Property and equipment, net	327,525	146,000

Other Assets
Security deposit	413	413
Intangible assets	17,455,863	7,800,275
Total Other Assets	17,456,276	7,800,688

Total Assets	$18,067,328	$8,486,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$32,786	$25,470
Accrued expenses	66,440	165,897
Derivative liability	1,166,286	-
Convertible note payable, net of debt discount of $643,813	603,240	-
Total Current Liabilities	1,868,752	191,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
287,366,648 and 255,184,661 shares issued and outstanding, respectively	28,737	25,519
Additional paid-in capital	35,243,005	22,629,977
Deferred compensation	(605,000)	-
Deficit accumulated during the development stage	(18,468,166)	(14,359,984)
Total Stockholders' Equity	16,198,576	8,295,512

Total Liabilities and Stockholders' Equity	$18,067,328	$8,486,879

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period From December 9, 2005 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$5	$13,000	$23,831

Operating Expenses
General and administrative	1,385,540	255,589	2,008,908
Endorsement fees	-	1,573,273	4,942,277
Consulting	614,298	1,348,753	6,010,244
Professional fees	164,059	146,935	530,370
Website development	-	-	251,263
Compensation	704,223	2,182,794	3,362,566
Total Operating Expenses	2,868,120	5,507,344	17,105,628

Loss from Operations	(2,868,115)	(5,494,344)	(17,081,797)

Other Income / (Expense)
Interest income	177	511	688
Gain on extinguishment of debt	-	-	6,643
Interest expense	(41,371)	(5,940)	(58,372)
Derivative Expense	(201,395)	-	(201,395)
Amortization of debt offering costs	(126,854)	-	(126,854)
Amortization of debt discount	(825,819)	(13,710)	(849,802)
Change in fair value of embedded derivative liability	(44,805)	21,836	(20,822)
Total Other Income / (Expense)	(1,240,067)	2,697	(1,249,914)

Provision for Income Taxes	-	-	-

Net Loss	$(4,108,182)	$(5,491,647)	$(18,331,711)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	260,207,229	242,287,741

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to December 31, 2012

					Additional				Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525				10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	(4,108,182)

Balance, December 31, 2012	-	$-	287,366,648	$28,737	$35,243,005	$(18,468,166)	$-	$(605,000)	$16,198,576

See accompanying notes to financial statements

Max Sound Corporation
(A Development Stage Company)
Statements of Cash Flows
	For the Years Ended		For the Period From December 9, 2005 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(4,108,182)	$(5,491,647)	$(18,331,711)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	54,103	32,309	119,580
Depreciation for abandonment of website	-	38,794	57,063
In kind contribution of rent - related party	-	-	24,963
Shares issued for intellectual property	-	-
Stock issued for services	199,454	1,231,894	2,734,065
Stock issued for debt financing costs	20,400		20,400
Warrants issued for services	48,031	248,498	1,130,165
Amortization of stock options	-	1,199,794	1,199,794
Bluesky Fees	-	(500)	(1,750)
Amortization of stock based compensation	505,000	1,803,285	7,526,466
Security deposit	-	3,297	(413)
Amortization of debt offering costs	126,854	-	126,854
Amortization of debt discount	825,819	13,710	850,751
Change in fair value of derivative liability	44,805	(21,836)	19,873
Derivative Expense	201,395	-	201,395
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	127,456	(17,860)	103,797
Increase/(Decrease) accounts payable	7,316	(134,057)	32,784
Increase/(Decrease) in accrued expenses	(87,922)	55,347	509,230
Net Cash Used In Operating Activities	(2,035,471)	(1,038,972)	(3,676,694)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issed for assets and intellectual property	62,884		62,884
Purchase of property equipment	(118,247)	(151,733)	(386,787)
Net Cash Used In Investing Activities	(55,363)	(151,733)	(324,178)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	134,000	620,583
Repayment of stockholder loans	-	(273,480)	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	1,709,600	37,500	1,794,100
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	1,411,920	1,772,920
Proceeds from collection of stock subscription receivable	-	397,000	464,750
Net Cash Provided by Financing Activities	1,709,600	1,706,940	4,136,170

Net Increase / (Decrease) in Cash	(381,234)	516,235	135,298

Cash at Beginning of Period	516,532	297	-

Cash at End of Period	$135,298	$516,532	$135,298

Supplemental disclosure of cash flow information:

Cash paid for interest	$231	$-	$231
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$10,000,000	$300,000	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$144,000	$427,652
Shares issued in conversion of related party line of credit	$-	$100,000	$100,000
Shares issued in conversion of convertible debt and accrued interest	$688,814	$93,603	$782,417
Shares issued in connection with stock dividend	$-	$-	$136,713
Reclassification of derivative liability to additional paid in capital	$549,547	$-	$549,547
Stock sold for subscription	$-	$397,000	$464,750
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$1,469,633	$24,932	$1,494,565

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to financial statements

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

Activities during the development stage include developing the online networking platform, launching and marketing our audio technology, and raising capital.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2012 and December 31, 2011, the Company had no cash equivalents.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(E) Research and Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles – Goodwill & Other.  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.  Expenses subsequent to the launch of our website and the development of our technology have been expensed as website development expenses and consulting expenses.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $251,578 in excess of FDIC insurance limits as of December 31, 2012 and December 31, 2011, respectively.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $5, and $13,000 for the years ended December 31, 2012 and 2011, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $104,707 and $29,249 for the years ended December 31, 2012 and 2011, respectively.

(I) Identifiable Intangible Assets

As of December 31, 2012 and December 31, 2011, $17,455,863 and $7,800,275, respectively of costs related to registering our trademarks, acquiring distribution agreements, and acquiring technology rights have been capitalized.  The distribution agreements were deemed to have a useful life and will be subject to amortization upon them being placed in service at a future date.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for years ended December 31, 2012, and for the year ended December 31, 2011.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

(K) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.  Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  The number of such shares excluded from the computations of diluted loss per share totaled 2,415,800 and 2,715,800 for stock warrants, and 12,000,000 and 12,000,000 for stock options, and 6,201,734 and 0 shares issuable upon the conversion of convertible debt, for the years ended December 31, 2012 and 2011, respectively.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2012	2011
Deferred tax liability:	$-	$-
Deferred tax asset
Stock options for services	-	407,930
Net Operating Loss Carryforward	2,269,804	966,291
Valuation allowance	(2,269,804)	(1,374,221)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The provision for income taxes has been computed as follows:

	2012	2011
Expected income tax recovery (expense) at the statuary rate of 34%	$1,396,782	$1,867,160
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(1,372)	(827)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(499,827)	(986,704)
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(895,583)	(879,629)

Provision for income taxes	-	-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2032.

The net change in the valuation allowance for the year ended December 31, 2012 and 2011 was an increase of $895,583 and $879,629, respectively.

The components of income tax expense related to continuing operations are as follows:

	2012	2011
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009.

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

(N) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $18,468,166 for the period from December 9, 2005 (inception) to December 31, 2012, and has negative cash flow from operations of $3,676,694 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand.  In 2008, the Company repaid $15,000 in principal to the principal stockholder.  In 2009, the Company repaid $3,803 in principal to the principal stockholder.  As of December 31, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 10).

On May 11, 2009, the Company received $9,500 from the principal stockholder.  During the year ended December 31, 2009, the Company repaid $1,500 in principal to the principal stockholder.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 10).

On May 22, 2009, the Company received $15,000 from the principal stockholder.  During the year ended December 31, 2010, the Company repaid $6,000 in principal to the principal stockholder under the terms of the loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 10).

On May 26, 2009, the Company received $16,700 from the principal stockholder.  During the year ended December 31, 2010, the Company repaid $15,700 in principal to the principal stockholder under the term of this loan.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and is due on demand (See Note 10).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2011, the Company repaid $18,000 in principal and $2,116 of accrued interest to the principal stockholder related to these principal stockholder loans (See Note 10).

NOTE 4	LINE OF CREDIT – PRINCIPAL STOCKHOLDER

On May 28, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced the Company $100,000 under the terms of this line of credit agreement (See Note 10).

On November 10, 2009, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 3.25%.  As of December 31, 2011, the principal stockholder has advanced $100,000 to the Company under the terms of this line of credit agreement (See Note 10).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company under the terms of this line of credit agreement. (See Note 8(G) and Note 10).

As of December 31, 2011, the Company repaid $460,580 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 10).

NOTE 5	PROPERTY AND EQUIPMENT

At December 31, 2012, and December 31, 2011, respectively, property and equipment is as follows:

	December 31, 2012	December 31, 2011

Website Development	$294,795	$127,722
Furniture and Equipment	98,613	103,906
Leasehold Improvements	6,573	6,573
Software	53,897	18,888
Office Equipment	48,162	9,323
Domain Name	1,500	1,500
Sign	628	628
Less accumulated depreciation and amortization	(176,643)	(122,540)

	$327,525	$146,000

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

Depreciation/amortization expense for the years ended December 31, 2012, and 2011, was $54,103 and $71,103, respectively.

NOTE 6	CONVERTIBLE DEBTS – DERIVATIVE LIABILITIES

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten (10) trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012 the convertible note balance and accrued interest is $0.

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion prices equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six (6) trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note. As of December 31, 2012 the convertible note balance and accrued interest is $0.

On March 8, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on March 9, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $150,000 proceeds, less the $16,667 finder’s fee pursuant to the terms of this convertible note, on March 14, 2012. As of December 31, 2012 the convertible note balance and accrued interest is $0.

On March 14, 2012, the Company entered into an agreement whereby the Company will issue up to $102,500 in a convertible note.  The note matures on December 19, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $102,500 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 20, 2012.  As of December 31, 2012 the convertible note balance and accrued interest is $0.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.  As of December 31, 2012, the Company has $10,500 of convertible note and $7,801 in accrued interest outstanding.

On April 25, 2012, the Company entered into an agreement whereby the Company will issue up to $166,667 in a convertible note.  The note matures on April 25, 2013 and bears an interest rate of 4%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $150,000 proceeds, less the $16,667 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.  As of December 31, 2012 the convertible note balance and accrued interest is $0.

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,300 original issue discount (OID).  On October 31, 2012 the Company entered into a new agreement whereby up to $833,000 in convertible note will be issued subject to an $83,300 original issue discount (OID).  In connection with the increase in the convertible note loan amount, the Company issued 60,000 shares to the note holder.  The note matures on May 8, 2013, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. During 2012, the Company received $276,000 proceeds, less the $24,000 finder’s fee and $31,000 OID pursuant to the terms of this convertible note, dated October 31, 2012.  As of December 31, 2012, the Company has $270,054 of convertible note and $4,291 in accrued interest outstanding.

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  During 2012, the Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $37,500 of convertible note and $2,656 in accrued interest outstanding.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $58,333 of convertible note and $2,721 in accrued interest outstanding.

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $111,000 of convertible note and $3,775 in accrued interest outstanding.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $83,333 of convertible note and $1,362 in accrued interest outstanding.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $83,333 of convertible note and $1,021 in accrued interest outstanding.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $166,000 of convertible note and $3,491 in accrued interest outstanding.

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  During 2012, the Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $62,500 of convertible note and $1,142 in accrued interest outstanding.

On November 29, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on August 29, 2013 and bears an interest rate of 8%.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  During 2012, the Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $166,000 of convertible note and $1,143 in accrued interest outstanding.

On November 30, 2012, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  During 2012, the Company received $76,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $78,500 of convertible note and $523 in accrued interest outstanding.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

During the years ended December 31, 2012 and 2011, the Company issued convertible notes totaling $1,924,333 and $40,000 respectively. The Convertible notes consist of the following terms:

	Year ended	Year ended
	December 31, 2012	December 31, 2011
	Amount of	Amount of
	Principal Raised	Principal Raised

	0% - 10%	8%
	0% - 22%	22%

	December 19, 2012 -
	November 19, 2013	February17, 2012

59% of the "Market Price", which is the average of the lowest six (6) trading prices for the Common Stock during the ten trading day period prior to the conversion		40,000
70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$166,667	$-
65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	$102,500	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	$166,000	$-
70% of the “Market Price”, which is the average trading prices for the common stock during the ten trading day period prior to the conversion.	$166,667	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$111,000	$-
65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	$62,500	$-
70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	$58,333	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	$111,000	$-
70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period	$83,333	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$55,000	$-
70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period.	$83,333	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	$166,000	$-
65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	$62,500	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$165,000	$-
70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	$166,000	$-
65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	$78,500	$-
Conversion price of $0.50 per share	$120,000
	$1,924,333	$40,000

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above.  The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 6 regarding accounting for derivative liabilities.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common.

During 2012 and 2011, Convertible debt consisted of the following activity and terms:

		Interest
		Rate	Maturity
Convertible Debt Balance as of December 31, 2010	$50,000
Borrowings during the year	40,000	8%	March 30, 2011 & November 17, 2011
Conversion of debt to into 1,835,295 shares of common stock with a valuation of $93,603 ($0.0295 - $0.1554/share) less accrued interest of $3,603	(90,000)
Convertible Debt Balance as of December 31, 2011	-
Borrowings during the year	1,924,333	0% - 10%	December 19, 2012 - November 19, 2013
Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) less accrued interest of$11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	$1,247,053	0% - 10%

Debt Issue Costs

During the years ended 2012 and 2011, the Company paid debt issue costs totaling $214,733 and $2,500, respectively.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The following is a summary of the Company’s debt issue costs:

	2012	2011
Debt issue costs	$214,733	$-
Accumulated amortization of debt issue costs	(126,854)	-
Debt issue costs – net	$87,879	$-

During 2012 and 2011, the Company amortized $126,854 and $0, respectively.

Debt Discount

During the years ended 2012 and 2011, the Company recorded debt discounts totaling $1,469,633 and $24,932, respectively.

The debt discount recorded in 2012 and 2011 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

The Company amortized $825,819 in 2012 and $13,710 in 2011 to amortization of debt discount.

	2012	2011
Debt discount	$1,469,633	$13,710
Amortization of debt discounts	(825,819)	(13,710)
Debt discount – net	$643,814	$-

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2012 and 2011. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2010	$13,710
Fair value mark to market adjustment	13,710
Derivative liability - December 31, 2011	-
Fair value at the commitment date for convertible instruments	1,671,028
Fair value mark to market adjustment for convertible instruments	44,805
Reclassification to additional paid in capital for financial instruments	(549,547)
$1,166,286
Derivative liability - December 31, 2012

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $201,395 and $0 for 2012 and 2011, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228.61% -251.93%	156%
Expected term:	0.5– 1 years	0.5 – 1 years
Risk free interest rate	0.16% -.21%	0.16%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2011:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	456.63%	514.06%
Expected term:	0.74 years	0
Risk free interest rate	0.27%	0.19%

NOTE 7	CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up to $120,000 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at 50 cents per share.  During 2012, the Company received $120,000 proceeds pursuant to the terms of this convertible note.  As of December 31, 2012, the Company has $120,000 of convertible note and $526 in accrued interest outstanding.

NOTE 8	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On December 31, 2005, the Company issued 100,000 shares of common stock for cash of $100 in exchange for acceptance of the incorporation expenses for the Company ($0.001/share).   As a result of the forward split, the 100,000 shares were increased to 400,000 shares ($0.00025/share) (See Note 8(D)).

For the year ended December 31, 2008, the Company issued 473,000 shares of common stock for cash of $118,250 ($0.25/share), of which $67,750 was a subscription receivable.   During the month of January 2009, $67,750 of stock subscription receivable was collected.  As a result of the forward split, the 473,000 shares were increased to 1,892,000 shares ($0.0625/share). (See Note 8(D)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On January 2, 2009, the Company entered into stock purchase agreements to issue 20,000 shares of common stock for cash of $5,000 ($0.25/share).   As a result of the forward split, the 20,000 shares were increased to 80,000 shares ($0.0625/share) (See Note 8(D)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 8(D)).

On January 3, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).  As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 8(D)).

On January 11, 2009, the Company entered into stock purchase agreements to issue 32,000 shares of common stock for cash of $8,000 ($0.25/share).  As a result of the forward split, the 32,000 shares were increased to 128,000 shares ($0.0625/share) (See Note 8(D)).

On January 12, 2009, the Company entered into stock purchase agreements to issue 2,000 shares of common stock for cash of $500 ($0.25/share).   As a result of the forward split, the 2,000 shares were increased to 8,000 shares ($0.0625/share) (See Note 8(D)).

On January 15, 2009, the Company entered into stock purchase agreements to issue 4,000 shares of common stock for cash of $1,000 ($0.25/share).  As a result of the forward split, the 4,000 shares were increased to 16,000 shares ($0.0625/share) (See Note 8(D)).

In February of 2009, the Company paid direct offering costs of $850 related to the securities sold.

On May 27, 2010, the Company issued one unit; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $22,500 net of the $2,500 finder’s fee ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 8(C)).

On July 23, 2010, the Company issued one unit; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $25,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 8(C).

On August 5, 2010, the Company issued 10 units; each unit consisted of 100,000 shares of common stock and 100,000 warrants to purchase common stock, for cash of $250,000 ($0.25/share).  Each warrant is exercisable for a three year period and has an exercise price of $0.50 per share (See Note 8(C).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

During the year-ended December 31, 2011, the Company paid $76,780 in finder’s fees and issued 955,800 warrants (See Note 8(C)).

(B) Stock Issued for Services

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025((See Note 8(D) and Note10).

On November 24, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 8(D)).

On December 5, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 8(D)).

On December 20, 2008, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 8(D)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On January 12, 2009, the Company issued 4,000 shares of common stock having a fair value of $1,000 ($0.25/share) in exchange for consulting services.  As a result of the forward split, the 4,000 shares were increased to 16,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 8(D)).

On January 14, 2009, the Company issued 20,000 shares of common stock having a fair value of $5,000 ($0.25/share) in exchange for services related to a development services agreement entered on January 19, 2009.  As a result of the forward split, the 20,000 shares were increased to 80,000 shares and its purchase price was similarly adjusted to $0.0625/share (See Note 8(D) and Note 9(B)).

On August 25, 2009, the Company issued 50,000 shares of common stock having a fair value of $3,125 ($0.0625/share), based upon the fair value on the date of grant, in exchange for professional services.

On August 31, 2009, the Company issued 885,714 shares of common stock in exchange for services valued at $62,000 related to the development services agreement entered into on January 19, 2009.  Based on the most recent fair market value at that time, the shares were valued at $55,357 ($0.0625/share), resulting in the recognition of a gain on the extinguishment of debt of $6,643 (See Note 9(B)).

On September 18, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $175,000 ($0.35/share) based upon fair value on the date of grant.  On November 11, 2009, the Company cancelled the agreement and 300,000 shares of common stock were returned to the Company. As of December 31, 2009, $70,000 is recorded as consulting expense and $105,000 of deferred compensation was reclassified to $0 (See Note 9(B)).

On September 18, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On November 18, 2009, the Company cancelled the agreement and 400,000 shares of common stock were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 9(B)).

On September 21, 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of a consulting agreement, having a fair value of $210,000 ($0.35/share) based upon fair value on the date of grant.  On December 18, 2009, the Company terminated the consulting agreement and 400,000 shares were returned to the Company.  As of December 31, 2009, $70,000 is recorded as consulting expense and $140,000 of deferred compensation was reclassified to $0 (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On November 12, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $178,000 ($1.78/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,948 and $89,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $77,052 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

On November 12, 2009, the Company issued 200,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $400,000 ($2.00/share) based upon fair value on the date of grant.  During 2009 and 2010, $22,466 and $200,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $177,534 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

On November 16, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $180,000 ($1.80/share) based upon fair value on the date of grant.  During 2009 and 2010, $11,096 and $90,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $78,904 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

On November 18, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $45,000 ($1.50/share) based upon fair value on the date of grant.  During 2009, $5,301 was recorded as consulting expense.  For the year ended December 31, 2010, $39,699 was recorded as consulting expense. (See Note 9(B)).

On November 21, 2009, the Company issued 30,000 shares of common stock as compensation pursuant to the terms of the marketing agreement, having a fair value of $53,100 ($1.77/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $53,100 was recorded as consulting expense (See Note 9(B)).

On December 3, 2009, the Company issued 240,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $468,000 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $468,000 was recorded as consulting expense (See Note 9(B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (See Note 9(B)).

On December 3, 2009, the Company issued 35,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $68,250 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $68,250 was recorded as consulting expense (Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 3, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the commission agreement, having a fair value of $19,500 ($1.95/share) based upon fair value on the date of grant.  As of December 31, 2009, $19,500 is recorded as consulting expense (See Note 9(B)).

On December 15, 2009, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $200,000 ($2.00/share) based upon fair value on the date of grant.  During 2009, $71,111 was recorded as consulting expense.  For the year ended December 31, 2010, $128,889 was recorded as consulting expense (See Note 9(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 9(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 9(B)).

On December 27, 2009, the Company issued 10,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $19,400 ($1.94/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $19,400 was recorded as consulting expense (See Note 9(B)).

On December 30, 2009, the Company issued 1,500,000 shares of common stock as compensation pursuant to the terms of the advertising agreement, having a fair value of $2,895,000 ($1.93/share) based upon fair value on the date of grant.  In 2010, the Company cancelled a portion of the agreement and as a result, 1,000,000 shares of common stock were returned to the Company.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 9(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the year ended December 31, 2011, $28,376 is recorded as consulting expense (See Note 9(B)).

On December 31, 2009, the Company issued 75,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $116,374 was recorded as consulting expense.  For the year ended December 31, 2011, $28,376 is recorded as consulting expense (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 31, 2009, the Company issued 500,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $965,000 was recorded as consulting expense (See Note 9(B)).

During December of 2009, the Company issued 680,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,312,400 ($1.93/share) based upon fair value on the date of grant.  During 2009 and 2010, $2,802 and $709,116 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $600,482 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

During December of 2009, the Company issued 600,000 shares of common stock as compensation pursuant to the terms of the consulting agreements, having a fair value of $1,170,000 ($1.95/share) based upon fair value on the date of grant.  During 2009 and 2010, $34,192 and $585,000 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $550,808 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

On January 15, 2010, the Company issued 100,000 shares of common stock as compensation pursuant to the terms of the consulting agreement, having a fair value of $170,000 ($1.70/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $81,507 was recorded as consulting expense.  For the year ended December 31, 2011, $88,493 is recorded as consulting expense and $0 is recorded as deferred compensation (See Note 9(B)).

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant.  For the year ended December 31, 2010, $1,066,740 was recorded as consulting expense.  For the year ended December 31, 2011, $173,260 is recorded as consulting expense (See Note 9(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement for consulting and business services.  As part of the agreement, the Company issued 40,000 shares as a nonrefundable retainer fee having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  (See Note 9(B)).

On July 23, 2010, the Company issued 10,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $2,000 ($0.20/share) based upon fair value on the grant date (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On August 1, 2010, the Company issued 200,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $40,000 ($0.20/share) based upon fair value on the grant date (See Note 9(B)).

On September 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $19,000 ($0.19/share) based upon fair value on the grant date (See Note 9(B)).

On October 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $18,000 ($0.18/share) based upon fair value on the grant date (See Note 9(B)).

On November 1, 2010, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $25,000 ($0.25/share) based upon fair value on the grant date (See Note 9(B)).

On December 14, 2010, the Company issued 250,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $37,500 ($0.15/share) based upon fair value on the grant date (See Note 9(B)).

On January 17, 2011, the Company issued 3,000,000 shares of common stock to its' new CEO pursuant to an employment agreement having a fair value of $300,000 ($0.10/share) based upon fair value on the grant date.  (See Note 9(A)).

On February 17, 2011, the Company issued 500,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $55,000 ($0.11/share) based upon fair value on the grant date (See Note 9(B)).

On March 3, 2011, the Company issued 1,000,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $80,000 ($0.08/share) based upon fair value on the grant date (See Note 9(B)).

On May 17, 2011, the Company issued 2,000,000 shares of common stock pursuant to an employment agreement having a fair value of $140,000 ($0.07/share) based upon fair value on the grant date.  (See Note 9(A)).

During June 2011, the Company issued 300,000 shares of common stock pursuant to  consulting agreements for consulting services having a fair value of $75,000 ($0.25/share) based upon fair value on the grant date (See Note 9(B)).

On June 15, 2011, the Company issued 15,980 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $1,598 ($0.10/share) based upon the terms of the consulting agreement (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On July 1, 2011, the Company issued 6,500 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $520 ($0.08/share) based upon the terms of the consulting agreement (See Note 9(B)).

On August 14, 2011, the Company issued 2,443 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $855 ($0.35/share) based upon the terms of the consulting agreements (See Note 9(B)).

On September 12, 2011, the Company issued 2,860 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $715 ($0.25/share) based upon the terms of the consulting agreements (See Note 9(B)).

On September 18, 2011, the Company issued 15,403 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $3,388 ($0.22/share) based upon the terms of the consulting agreements (See Note 9(B)).

On September 25, 2011, the Company issued 1,500 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $585 ($0.39/share) based upon the terms of the consulting agreements (See Note 9(B)).

During the three months ended September 30, 2011, the Company issued 50,482 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $5,048 ($0.10/share) based upon the terms of the consulting agreements (See Note 8(B)).

On September 19, 2011, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $23,000 ($0.23/share) based upon the terms of the consulting agreement (See Note 9(B)).

On September 21, 2011, the Company issued 400,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $100,000 ($0.25/share) based upon the terms of the consulting agreement (See Note 9(B)).

On September 24, 2011, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for consulting services having a fair value of $33,000 ($0.33/share) based upon the terms of the consulting agreement (See Note 9(B)).

On September 27, 2011, the Company issued 100,000 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $39,000 ($0.39/share) based upon the terms of the consulting agreements (See Note 9(B)).

During October 2011, the Company issued 123,795 shares of common stock for services having a fair value of $58,184 ($0.47/share).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

On January 25, 2012 the Company issued 733 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $454 ($0.62/share) based upon the terms of the consulting agreements (See Note 9(B)).

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.  For the year ended December 31, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $31,500 ($0.21/share), in relation to this settlement agreement.

On April 22, 2012, the Company issued 200,000 shares of common stock for services having a fair value of $60,000 ($0.30/share).

For the year ended December 31, 2012 , the Company issued 250,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $62,500 ($0.25/share) based upon the terms of the employment agreement (See Note 9(A)).

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.32 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of December 31, 2012, the Company recognized $480,000 in expense and recorded deferred compensation of $480,000 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of December 31, 2012, the Company recognized $25,000 in expenses and recorded deferred compensation of $125,000 (See Note 9(B)).

On October 31, 2012, the Company issued 60,000 shares of common stock for financing costs having a fair value of $20,400 ($0.34/share).

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

On May 27, 2010, the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,782 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 152.80%; risk-free interest rates of 1.35%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 9(B)).

On June 1, 2010, the Company issued 40,000 warrants under a consulting agreement. The Company recognized an expense of $7,184 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 145.70%; risk-free interest rates of 1.26%, expected life of three years.  The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 9(B)).

On July 23, 2010, the Company issued 10,000 warrants under a consulting agreement. The Company recognized an expense of $1,593 for the year ended December 31, 2010.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, dividend yield of zero, expected volatility of 172.90%; risk-free interest rates of 0.94%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.50 per share (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2010, the Company issued 1,200,000 warrants in conjunction with the sale of the Company stock (See Note 8(A)).

On September 2, 2011, the Company issued 955,800 warrants under consulting agreements. The Company recognized an expense of $248,498 for the year ended December 31, 2011.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2011, dividend yield of zero, expected volatility of 461.11%; risk-free interest rates of 0.33%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.10 per share (See Note 9(B)).

On June 11, 2012, the Company issued 200,000 warrants under consulting agreements. The Company recognized an expense of $48,031 for the year ended December 31, 2012.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2012, dividend yield of zero, expected volatility of 237.76%; risk-free interest rates of 0.19%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.25 per share (See Note 9(B)).

The following tables summarize all warrant grants as of December 31, 2012 and September 30, 2011, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2010	1,760,000	$0.51
Granted	955,800	0.1
Exercised
Forfeited
Balance at December 31, 2011	2,715,800	$0.36
Granted	200,000	$0.25
Exercised	-
Forfeited	(500,000)	$0.52
Balance at December 31, 2012	2,415,800	$0.28
Options Exercisable at December 31, 2012	2,415,800	$0.28
Weighted Average Fair Value of Options Granted		$0.28

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.50	1,260,000	0.41	$0.50	1,260,000	$0.50
$0.10	955,800	1.67	$0.10	955,800	$0.10
$0.25	200,000	2.44	$0.25	200,000	$0.25

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.52	500,000	1.00	$0.52	500,000	$0.52
$0.50	1,260,000	1.28	$0.50	1,260,000	$0.50
$0.10	955,800	2.67	$0.10	955,800	$0.10

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,415,800 and 2,715,800 warrants outstanding as of December 31, 2012 and 2011, respectively.  As of December 31, 2012, the Company has reserved 2,415,800 shares of common stock for the future exercise of the warrants.

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

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 10).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 10).

For the year ended December 31, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 10).

(G) Share Conversion

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation into 945,507 shares of common stock at $0.30 per share (See Note 10).

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $0.11 per share (See Note 10).

On February 17, 2011, a principal stockholder converted $100,000 of a line of credit owed into 909,091 shares of common stock at $.011 per share (See Note 4 and Note 10).

On January 18, 2011, the Company entered into a conversion agreement executed by a note holder for 109,375 shares based on a conversion price of $0.032 per share (See Note 6).

On February 9, 2011, the Company entered into a conversion agreement executed by a note holder for 271,186 shares based on a conversion price of $0.0295 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

On October 2, 2012, the Company entered into a conversion agreement executed by a note holder for 79,586 shares based on a conversion price of $0.2513 per share (See Note 6).

On October 3, 2012, the Company entered into a conversion agreement executed by a note holder for 119,379 shares based on a conversion price of $0.2513 per share (See Note 6).

On October 5, 2012, the Company entered into a conversion agreement executed by a note holder for 92,365 shares based on a conversion price of $0.27067 per share (See Note 6).

On October 9, 2012, the Company entered into a conversion agreement executed by a note holder for 48,454 shares based on a conversion price of $0.2394 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On October 19, 2012, the Company entered into a conversion agreement executed by a note holder for 200,501 shares based on a conversion price of $0.1995 per share (See Note 6).

On November 1, 2012, the Company entered into a conversion agreement executed by a note holder for 101,678 shares based on a conversion price of $0.19670 per share (See Note 6).

On November 5, 2012, the Company entered into a conversion agreement executed by a note holder for 917,031 shares based on a conversion price of $0.18619 per share (See Note 6).

On November 14, 2012, the Company entered into a conversion agreement executed by a note holder for 111,029 shares based on a conversion price of $0.18013 per share (See Note 6).

On November 19, 2012, the Company entered into a conversion agreement executed by a note holder for 113,805 shares based on a conversion price of $0.18128 per share (See Note 6).

On November 19, 2012, the Company entered into a conversion agreement executed by a note holder for 150,000 shares based on a conversion price of $0.1764 per share (See Note 6).

On November 23, 2012, the Company entered into a conversion agreement executed by a note holder for 166,543 shares based on a conversion price of $0.18013 per share (See Note 6).

On December 12, 2012, the Company entered into a conversion agreement executed by a note holder for 180,000 shares based on a conversion price of $0.19151 per share (See Note 6).

On December 31, 2012, the Company entered into a conversion agreement executed by a note holder for 146,780 shares based on a conversion price of $0.17032 per share (See Note 6).

(H) Share Exchange

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share) (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On January 17, 2011, the Company acquired the rights to software technology known as Blog Software, Social Media Vault, Social Media Bar and Trending Topix (BSST) through a share exchange, whereby the Company issued 3,000,000 shares of common stock to two individuals in exchange for their rights to BSST having a value of $300,000 based upon recent market value ($0.10/share).

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).  The following assets were acquired in the transaction:

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	$10,000,000
Total consideration	$10,000,000

Net assets acquired:
Current assets	$164,146
Property and equipment	117,381
Cash	62,885
Total net assets acquired	$344,412

Intangible assets	$9,655,588

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its' new CEO pursuant to an employment agreement.  The Company recognized an expense of $1,199,794 for the year ended December 31, 2011.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010; dividend yield of zero, expected volatility of 436.04%, risk-free interest rates of 1.00%, expected life of three years.  The options vest immediately (See Note9 (A)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The following tables summarize all option grants as of December 31, 2012 and September 30, 2011, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2011	12,000,000	$0.12
Granted	-	$-
Exercised	-
Forfeited	-
Balance at December 31, 2012	12,000,000	$0.12
Options Exercisable at December 31, 2012	12,000,000	$0.12
Weighted Average Fair Value of Options Granted		$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.12	12,000,000	1.04	$0.12	12,000,000	$0.12

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.12	12,000,000	2.05	$0.12	12,000,000	$0.12

In connection with the options issued for cash and services, the Company has an aggregate of 12,000,000 and 12,000,000 options outstanding as of December 31, 2012 and 2011, respectively.  As of December 31, 2012, the Company has reserved 12,000,000 shares of common stock for the future exercise of the options.

NOTE 9	COMMITMENTS

(A) Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  For the year ended December 31, 2012, the Company has recorded $216,000 in compensation expense (See Note 10).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On January 17, 2011, the Company executed an employment agreement with an executive to be CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the President of the Company.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011.  The agreement also calls for the employee to receive health benefits (See Note 8(B) and 8(I)).

On May 17, 2011, the Company executed an employment agreement with its Chief Internet Officer (“CIO”).  The term of the agreement is for five years.  As compensation for services, the CIO will receive a monthly compensation of $9,000 beginning at the completion of at least one million dollars of new funding.  In addition to the base salary, the employee is entitled to receive health benefits.  The agreement also calls for the CIO to receive two million shares of Rule 144 common stock upon the execution of the agreement.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning October 1, 2011.  (See Note 8(B)).

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.  In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.  On December 31, 2012, the Company amended the agreement such that effective January 1, 2013, the CTO will receive 300,000 shares of common stock and 700,000 three year options at 50 cents per share.

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.  The term of the agreement is for five years.  As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive up to 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.  For the year ended December 31, 2012, the Company issued 250,000 shares with a fair value of $62,500 ($0.25/share) (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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
AS OF DECEMBER 31, 2012 AND 2011

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

On October 20, 2009, the Company entered into a marketing agreement with an unrelated third party.  In exchange for the services provided, on November 21, 2009, the Company issued 30,000 shares of common stock having a fair value $53,100 ($1.77/share) based upon fair value on the date of grant, and compensation of $5,000, of which $2,500 was paid in 2009 upon the execution of the agreement and the remaining $2,500 was paid in 2010 upon completion (See Note 8(B)).

During the months of November and December 2009, the Company entered into celebrity endorsement agreements for a period of one to two years of service.  In total, 1,710,000 shares of common stock were issued having a fair value of $3,285,400 based upon fair value on the respective date of grant.  During 2009 and 2010, $87,805 and $1,712,815 was recorded as consulting expense, respectively.  For the year ended December 31, 2011, $1,484,780 is recorded as consulting expense, and $0 is recorded as deferred compensation (See Note 8(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 8(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 240,000 shares of common stock having a fair value $468,000 ($1.95/share) based upon fair value on the date of grant (See Note 8(B)).

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 35,000 shares of common stock having a fair value $68,250 ($1.95/share) based upon fair value on the date of grant (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 3, 2009, the Company entered into a commission agreement with an unrelated third party.  The company will pay a 10% commission in shares of common stock for every passive endorsement.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,500 ($1.95/share) based upon fair value on the date of grant (See Note 8(B)).

On December 15, 2009, the Company entered into a consulting agreement with an unrelated third party to provide investor services.  The Company will receive a 10% of the gross receipts from the investor relations revenue for a two year period.  In exchange for the satisfactory services provided, on December 15, 2009, the Company issued 100,000 shares of common stock having a fair value of $200,000 ($2/share) based upon fair value on the date of grant (See Note 8(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 8(B)).

On December 27, 2009, the Company entered into an endorsement agreement with an unrelated third party to provide film work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 8(B)).

On December 27, 2009, the Company entered into a consulting agreement with an unrelated third party to provide film scripting, editing and production work.  In exchange for the services provided the Company issued 10,000 shares of common stock having a fair value $19,400 ($1.94/share) based upon fair value on the date of grant (See Note 8(B)).

On December 30, 2009, the Company entered into a marketing agreement with an unrelated third party for a period from January 2010 to December 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant.  An additional 1,000,000 shares of common stock having a fair value of $1,930,000 ($1.93/share) based upon fair value on the date of grant, were issued for an additional sponsorship commitment. The additional 1,000,000 shares were to be held in escrow until June 30, 2010, at which point the unrelated party would have 15 days to accept or decline the additional shares. As of December 31, 2010, the shares were returned back to the Company’s treasury due to non-performance of services and no additional shares will be issued (See Note 8(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided, the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant, and deliverable in three increments of 25,000 shares of common stock each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two increments will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through March 30, 2011.  In exchange for the services provided, the Company issued 75,000 shares of common stock having a fair value of $144,750 ($1.93/share) based upon fair value on the date of grant, and deliverable in three increments of 25,000 each. The first 25,000 shares will be delivered upon the execution of the agreement and the other two will be delivered in six and twelve months upon the successful fulfillment of the agreement (See Note 8(B)).

On December 31, 2009, the Company entered into a consulting agreement with an unrelated third party for a period from December 31, 2009 through December 31, 2010.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $965,000 ($1.93/share) based upon fair value on the date of grant (See Note 8(B)).

On January 11, 2010, the Company entered into a twelve month agreement with an unrelated third party for investor relations press release service for an annual fee of $14,250 and an initial onetime fee of $250.

On January 15, 2010, the Company entered into a two year celebrity endorsement agreement.  In total, 100,000 shares of common stock were issued having a fair value of $170,000($1.70/share) based upon fair value on the date of grant (See Note 8(B)).

On February 1, 2010, the Company entered into a twelve month consulting agreement effective February 5, 2010, with an unrelated third party to produce music compositions for a fee of $500.  The agreement can be renewed for up to two additional years for a fee of $500 for the first renewal year and $750 for the second renewal year.

On February 17, 2010, the Company entered into a twelve month consulting agreement with an unrelated third party effective February 17, 2010.  In exchange for the services provided, the Company issued 1,000,000 shares of common stock having a fair value of $1,240,000 ($1.24/share) based upon fair value on the date of grant (See Note 8(B)).

On June 1, 2010, the Company entered into a twelve month consulting agreement to provide for consulting and business services in raising capital.  The Company agrees to pay a finder’s fee on all capital raised in stock and warrants.  The Company paid an initial nonrefundable retainer fee by issuing 40,000 shares of stock having a value of $10,000 ($0.25/share) based upon fair value on the date of the agreement.  In conjunction with the stock payment, the Company also issued one warrant attached to each share of stock exercisable at $0.50 per warrant.  Based upon the number of shares (40,000 shares) of stock issued, the Company issued 40,000 warrants (See Note 8(B) and Note 8(C).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On May 11, 2010, the Company acquired the rights to an audio technology known as Max Audio Technology (Max) through a share exchange, whereby the Company issued 30,000,000 shares of common stock to two individuals in exchange for their rights in Max having a value of $7,500,000 based upon recent market value ($0.25/share).  (See Note 8(H)).

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

On April 15, 2010, the Company entered into a finder’s fee agreement.  For each qualified investor introduced to the Company by the consultant, the Company will pay a 10% fee in cash equal to 10% of the dollar amount of securities purchased,  In addition, the Company will pay a 10% fee in warrants equal to 10% of the number of shares of stock purchased (See Note 8(C)).

On August 8, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services.  Upon the execution of the agreement, the consultant received 100,000 shares of common stock.  A monthly issuance of 100,000 shares of common stock will be issued as a compensation of services provided.  The term of the agreement is for three months and will continue to renew for three month intervals unless cancelled by either party.  The agreement was cancelled on November 1, 2010 (See Note 8(B)).

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

On December 14, 2010, the Company entered into to a consulting agreement for consulting and advertising services.  Upon the execution of the agreement, the consultant received 250,000 shares with an additional 750,000 shares to be issued upon consultant obtaining sponsorship rights in the year 2011.  The sponsorship rights were not obtained and the agreement was cancelled in 2011 and the additional 750,000 shares were never issued (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On February 17, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 500,000 shares of common stock. The term of the agreement is for one year (See Note 8 (B)).

On March 3, 2011, the Company entered into a consulting agreement for public relations and communications services.  In exchange for the services provided, the consultant received 1,000,000 shares of common stock. The term of the agreement is for one year (See Note 8 (B)).

On June 10, 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of common stock each.  (See Note 8(B)).

On June 15, 2011, the Company entered into a consulting agreement with an unrelated third party for software and computer technology services.  In exchange for the services provided, the consultant will be paid $70 per hour with $50 per hour paid in cash and $20 per hour paid in Company stock at $0.10 per share.  The term of the agreement is for one year. (See Note 8(B)).

On July 1, 2011, the Company entered into a consulting agreement with an unrelated third party for trade show services.  In exchange for the services provided, the consultant received 6,500 shares of common stock at $0.08/per share. The agreement was for one-time services. (See Note 8(B)).

During the year ended December 31, 2011, the Company entered into an agreement with an unrelated third party for software and computer technology services.  In exchange for the services provided, the consultant received 76,483 shares of common stock at $0.10 – 0.39 per share. The term of the agreement is for one year. (See Note 8(B)).

In September 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.23 – 0.39 per share.  The terms of the agreements are for five years. (See Note 8(B)).

On September 21, 2011, the Company entered into a consulting agreement with an unrelated third party for investor relation services.  In exchange for the services provided, the consultant received 400,000 shares of Company stock at $0.25 per share.  The term of the agreement is for six months. (See Note 8(B)).

During the three months ended December 31, 2011, the Company entered into a five year advisory board consulting agreement with five persons to provide for consulting and business services.  In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.47 – 0.88 per share.  The terms of the agreements are for five years. (See Note 8(B)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On June 11, 2012, the Company issued 200,000 warrants under consulting agreements.  During the year ended December 31, 2012, the Company recognized an expense of $48,031.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2012, dividend yield of zero, expected volatility of 237.76%; risk-free interest rates of 0.19%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.25 per share (See Note 8(B)).

On August 3, 2012, the Company entered into an endorsement agreement with an unrelated third party for a period from August 3, 2012 through August 3, 2015.  In exchange for the services provided, the Company issued 3,000,000 shares of common stock having a fair value of $960,000 ($0.30/share) based upon fair value on the date of grant (See Note 8(B)). The delivery of the shares will be made in four 750,000 tranches to coincide with each of the four points listed below:

●	Record two (2) one-minute video endorsements (English and Spanish)
●	Release of Mobile Application
●	Use of MAX-D HD technology in the next two major music projects.
●	Any addition projects that effectively promote the use of MAX-D technology.

As December 31, 2012, the first two of the four points listed above have been completed and the Company recorded $480,000 as deferred compensation and $480,000 in endorsement expense.

On August 22, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from September 1, 2012 through August 31, 2013.  In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $150,000 ($0.30/share) based upon fair value on the date of grant (See Note 8(B)).

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

On December 1, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from December 1, 2012 through November 30, 2013.  In exchange for the services provided, the Company will pay a monthly consulting fee of $10,000.  A bonus may be provided for $26,000 after one year of service in the sole discretion of the Company.  In addition, the Company will grant 500,000 three year warrants with an exercise price of $0.45 per share.  The consultant agreed that within 10 days of executing the consulting agreement, they would loan the Company $120,000 in the form of a convertible note convertible at 50 cents per share (See Note 7).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

(C) Operating Lease Agreements

On September 1, 2010, the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on October 1, 2010 and expires on September 30, 2013.  Total base rent due during the term of the lease is $134,880.

On December 5, 2012, the Company took over a month to month operating lease upon completing the asset purchase agreement with Liquid Spins. The lease began on October 1, 2012 at a monthly rate of $1,585.

NOTE 10	RELATED PARTY TRANSACTIONS

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On November 10, 2009, the Company entered into a two year line of credit agreement with a principal stockholder in the amount of $100,000.  The line of credit carries an interest rate at 3.25%.  As of December 31, 2011, the principal shareholder has advanced $100,000 to the Company under the terms of this line of credit agreement (See Note 4).

On March 25, 2010, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $500,000.  The line of credit carries an interest rate of 3.25%.  On February 17, 2011, the principal stockholder converted $100,000 of the line of credit owed into 909,091 shares of common stock at $0.11 per share.  As of December 31, 2011, the principal stockholder has advanced $360,580 to the Company under this line of credit agreement (See Note 8(G) and Note 4).

As of December 31, 2011, the Company repaid $460,580 in principal and $11,283 of accrued interest to the principal stockholder related to these lines of credit (See Note 4).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided.  As a result of the forward split, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 8(B) and Note 7(D)).

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits (See Note 9(A)).

On June 2, 2010, a principal stockholder converted $283,652 of accrued compensation into 945,507 shares of common stock at $0.30 per share.  (See Note 8(G)).

On February 17, 2011, a principal stockholder converted $144,000 of accrued compensation into 1,309,091 shares of common stock at $.0.11 per share. (See Note 8(G)).

During the fourth quarter of 2008, the principal stockholder contributed office space with a fair market value of $2,913 (See Note 8(F)).

For the year ended December 31, 2009, the principal stockholder contributed office space with a fair market value of $12,600 (See Note 8(F)).

For the year ended December 31, 2010, the principal stockholder contributed office space with a fair value of $9,450 (See Note 8(F)).

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

NOTE 11	LITIGATION

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On February 6, 2012, the Company filed a suit for declaratory judgment and rescission of contract associated with a former consultant for failure to perform contractual requirements.  It seeks clarification that the former consultant is not owed 750,000 shares of restricted common stock.  The defendants have been served.  This case will be vigorously prosecuted and has a good likelihood of a favorable outcome. The case seeks in excess of the jurisdictional amount, which is $50,000 dollars.  Subsequent to the year end, on March 5, 2013, the suit was settled in favor of Max Sound Corporation and 750,000 shares issued to the former consultant were returned to the treasury.

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

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 12	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

Subsequent to December 31, 2012, the Company issued 3,362,532 shares in common stock related to the conversion of convertible debt.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $150,000 in proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on January 24, 2013.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is the lower of 70% of the “Market Price”, which is the average of the lowest ten (10) trading day period prior to the conversion, or closing bid price on the date of conversion.  The Company received $90,000 in proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.

On January 31, 2013, the Company entered into an agreement whereby the Company will issue up to $83,300 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is the lower of 70% of the “Market Price”, which is the average of the lowest ten (10) trading day period prior to the conversion, or closing bid price on the date of conversion.  The Company received $75,000 in proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note. The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.  The Company received $25,000 in proceeds, on February 19, 2013.

MAX SOUND CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note. The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (10) trading day period prior to the conversion.  The Company received $60,000 in proceeds, on March 1, 2013.

On February 27, 2013, the Company received $92,000 in reference to the convertible noted dated November 19, 2012.

On March 5, 2013, the suit filed on February 6, 2012, the suit was settled in favor of Max Sound Corporation and 750,000 shares issued to the former consultant were returned to the treasury.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $100,000 in proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on March 13, 2013.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.  The Company received $50,000 in proceeds, less the $5,500 finder’s fee pursuant to the terms of this convertible note, on March 18, 2013.

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, the Director, for the first eight quarters of employment, has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share for each million dollars of new gross business the Company receives in year one of the agreement that is directly related to the Director.

On January 31, 2013, a warrant holder exercised 430,800 of stock warrants at an exercise price of $0.10 per share, and received 430,800 in shares of stock.

On February 1, 2013, the Company entered into a consulting agreement with an unrelated third party for a period from February 1, 2013 through July 31, 2013.  In exchange for the services provided, the Company issued 250,000 shares of common stock having a fair value of $60,000 ($2.43/share) based upon fair value on the date of grant.  If the Company chooses to continue with the consulting agreement for an additional year, an additional 250,000 shares will be issued for the service period of September 1, 2013 through March 1, 2014.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age as of March 31, 2013, are as follows:

NAME	AGE	POSITION

Greg Halpern	54	Chairman, Chief Financial Officer
John Blaisure	54	President & Chief Executive Officer
Lloyd Trammel	61	Chief Technical Officer
Chris Record	34	Chief Internet Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2012, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Greg Halpern,(1)	2012	216,000	0	0	0	0	0	0	216,000
CFO	2011	216,000	0	0	0	0	0	0	216,000
John Blaisure (2)	2012	144,000	0	0	0	0	0	0	144,000
	2011	114,000	0	300,000	1,199,794	0	0	0	1,613,794
Lloyd Trammel (3)	2012	144,000	0	0	0	0	0	0	144,000
	2011	102,000	0	0	0	0	0	0	102,000
Chris Record (4)	2012	144,000	0	0	0	0	0	0	144,000
	2011	111,000	0	140,000	0	0	0	0	251,000

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

Option Grants Table. There were 12,000,000 individual grants of stock options to purchase our common stock made to one executive officer named in the above Summary Compensation Table through December 31, 2012.

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

Mr. John Blaisure, our CEO, entered into an Employment Agreement with us on January 17, 2011.  Pursuant to the Employment Agreement, the term of employment shall be for a period of five (5) years commencing on January 7, 2011.  Subject to the terms of the Employment Agreement, we shall pay Mr. Blaisure eight thousand dollars per month as compensation for his services rendered as provided in the Employment Agreement.  In addition, to the base salary, Mr. Blaisure is entitled to and shall receive a monthly commission equal to 20% of the gross sales of the Company derived from the efforts of Mr. Blaisure after deducting $8,000 from such amount. Further, as of the date of the employment agreement the Company issued to Mr. Blaisure, 3,000,000 shares of common stock and, within 10 days of the signing of the Employment Agreement, 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the Employment Agreement. On February 4, 2011, Mr. Blaisure entered into a Supplemental Agreement whereby our CFO, Greg Halpern gave twenty million shares of  his personally owned common stock in the Company to John Blaisure. The voting rights of such shares remain with Greg Halpern pursuant to a voting trust entered into by Blaisure and Halpern. On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011.

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

On the 31st of December 2012, Lloyd Trammell - CTO, John Blaisure – CEO and Greg Halpern - CFO amended their Employment Agreements with the Company to eliminate their previous annual bonus entitlements which was previously 10% each of revenues. In exchange for this consideration, the Company agreed that Executives Trammell and Blaisure will each be decreased as their new bonuses to 6% of net profits, and Executive Halpern will each be decreased as his new bonus to 7% of net profits. All three Executives may elect at their option to receive such bonuses in cash or Rule 144 stock or any combination of both.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Greg Halpern Address: 10685-B Hazelhurst Drive Houston, TX 77043	172,343,182	59.1%

Common Stock	John Blaisure	3,000,000	1.0%

Common Stock	Lloyd Trammell	23,700,000	8.1%

Common Stock	Chris Record	2,000,000.069%

Common Stock	Total Shares owned by Directors and officers	201,043,182	69.0%

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $39,648 and $46,787, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2021 and 2011.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3. Exhibits

2.1
Asset Purchase Agreement and Plan of Reorganization, dated as of November 15, 2012, by and between Max Sound Corporation and Liquid Spins, Inc. [incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on November 20, 2012].

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

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-K for the year ended Decemberber 31, 2012 furnished in XBRL).

*Filed as Exhibit 3.1 to the Form 8-K filed on October 17, 2009 and incorporated herein by reference.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2013

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	April 1, 2013
John Blaisure	(Principal Executive Officer)

/s/Greg Halpern	Chief Financial Officer and Director (Principal Financial Officer)	April 1, 2013
Greg Halpern