Form 10-Q
period 2013-03-31
Max Sound Corp
filed 2013-05-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 14, 2013, there were 294,941,634 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2013. (UNAUDITED)

PAGE	4-9	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2013. (UNAUDITED)

PAGE	10	CONSDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2013. (UNAUDITED)

PAGES	11 - 55	NOTES TO FINANCIAL STATEMENTS. (UNAUDITED)

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2013	December 31, 2012
	(UNAUDITED)

Current Assets
Cash	$-	$135,298
Inventory	8,796	8,796
Prepaid expenses	75,299	51,554
Debt offering costs - net	82,565	87,879
Total Current Assets	166,660	283,527

Property and equipment, net	310,398	327,525

Other Assets
Security deposit	413	413
Intangible assets	17,447,852	17,455,863
Total Other Assets	17,448,265	17,456,276

Total Assets	$17,925,323	$18,067,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash overdraft	$48,513	$-
Accounts payable	70,830	32,786
Accrued expenses	62,038	66,440
Derivative liability	1,279,562	1,166,286
Convertible note payable, net of debt discount of $908,971 and $643,813, respectively	627,695	603,240
Total Current Liabilities	2,088,638	1,868,752

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
293,024,010 and 287,366,648 shares issued and outstanding, respectively	29,304	28,737
Additional paid-in capital	37,117,200	35,243,005
Deferred compensation	(142,250)	(605,000)
Deficit accumulated during the development stage	(21,167,569)	(18,468,166)
Total Stockholders' Equity	15,836,685	16,198,576

Total Liabilities and Stockholders' Equity	$17,925,323	$18,067,328

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Period FromDecember 9, 2005 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$988	$-	$24,819

Operating Expenses
General and administrative	947,816	193,615	2,956,724
Endorsement fees	480,000	-	5,422,277
Consulting	127,076	120,000	6,137,320
Professional fees	492,758	58,570	1,023,128
Website development	-	-	251,263
Compensation	270,359	162,000	3,632,925
Total Operating Expenses	2,318,009	534,185	19,423,637

Loss from Operations	(2,317,021)	(534,185)	(19,398,818)

Other Income / (Expense)
Interest income	-	72	688
Gain on extinguishment of debt	-	-	6,643
Interest expense	(29,656)	-	(88,028)
Derivative Expense	(24,126)	-	(225,521)
Amortization of debt offering costs	(49,237)	(1,202)	(176,091)
Loss on conversions	(46,093)	-	(46,093)
Amortization of debt discount	(421,763)	(4,533)	(1,271,565)
Change in fair value of embedded derivative liability	188,493	(70,504)	167,671
Total Other Income / (Expense)	(382,382)	(76,167)	(1,632,296)

Provision for Income Taxes	-	-	-

Net Loss	$(2,699,403)	$(610,352)	$(21,031,114)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	290,407,275	242,287,741

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to March 31, 2013
(UNAUDITED)

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

	Preferredstock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525				10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	170,741

	Preferred stock		Commonstock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	16,198,576

Common stock issued for services ($0.30/sh)	-	-	300,000	30	89,970				90,000

Common stock issued for services ($0.24/sh)	-	-	250,000	25	59,975			(36,000)	24,000

Common stock issued for services ($0.24/sh)	-	-	700,000	70	173,530				173,600

Common stock issued for services ($0.36/sh)	-	-	500,000	50	182,450				182,500

Common stock issued for services ($0.25/sh)	-	-	125,000	13	31,237				31,250

Common stock issued for services ($0.26/sh)	-	-	700,000	70	181,930				182,000

Common stock issued for services ($0.27/sh)	-	-	120,000	12	32,388	-	-	-	32,400

Common stock issued for interest expense ($0.25/sh)	-	-	8,000	1	1,999				2,000

Common stock issued for services ($0.25/sh)	-	-	60,000	6	14,994				15,000

Common stock issued for services ($0.26/sh)	-	-	125,000	13	31,862				31,875

	Preferred stock		Common stock		Additional				Total
					paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Return of shares	-	-	(750,000)	(75)	75				-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	339,868	-	-	-	339,868

Exercise of stock warrants	-	-	430,800	43	43,037	-	-	-	43,080

Warrants issued for services	-	-	-	-	84,028	-	-	-	84,028

Stock opitons issued for services	-	-	-	-	115,288				115,288

Defered compensation realized	-	-	-	-	-	-	-	498,750	498,750

Convertible debt conversion into common stock	-	-	3,088,562	309	491,564	-	-	-	491,873

Net loss for the three months ended March 31, 2013	-	-	-	-	-	(2,699,403)	-	-	(2,699,403)

Balance March 31, 2013	-	$-	293,024,010	$29,304	$37,117,200	$(21,167,569)	$-	$(142,250)	$15,836,685

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)
	For the Three Months Ended		For the Period From December 9, 2005 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(2,699,403)	$(610,352)	$(21,031,114)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	20,213	10,095	139,793
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Stock issued for services	762,625	31,955	3,496,690
Stock issued for debt financing costs	-	-	20,400
Warrants issued for services	84,028	-	1,214,193
Stock options issued for services	115,288	-	115,288
Loss on debt conversion	46,093	-	46,093
Amortization of stock options	-	-	1,199,794
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	498,750	-	8,025,216
Amortization of original issue discount	4,590	-	4,590
Security deposit	-	-	(413)
Amortization of debt offering costs	44,647	1,202	171,501
Amortization of debt discount	377,763	4,533	1,228,514
Change in fair value of derivative liability	(188,493)	70,504	(168,620)
Derivative Expense	24,126	-	225,521
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(23,745)	1,709	80,052
Increase/(Decrease) accounts payable	38,044	40,210	70,830
Increase/(Decrease) cash overdraft	48,513	-	48,513
Increase/(Decrease) in accrued expenses	29,658	(58,146)	538,886
Net Cash Used In Operating Activities	(817,303)	(508,290)	(4,493,997)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issed for assets and intellectual property	8,011	-	70,895
Purchase of property equipment	(3,086)	(46,030)	(389,873)
Net Cash Used In Investing Activities	4,925	(46,030)	(319,253)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	620,583
Repayment of stockholder loans	-	-	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	634,000	250,000	2,428,100
Proceeds from warrants exercised	43,080	-	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	677,080	250,000	4,813,250

Net Increase / (Decrease) in Cash	(135,298)	(304,320)	-

Cash at Beginning of Period	135,298	516,532	-

Cash at End of Period	$-	$212,212	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$231	$-	$231
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$-	$-	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$493,873	$-	$1,276,290
Shares issued in connection with stock dividend	$-	$-	$136,713
Reclassification of derivative liability to additional paid in capital	$339,868	$-	$889,415
Stock sold for subscription	$-	$-	$464,750
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$617,511	$73,072	$2,112,076

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to condensed unaudited financial statements

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2013 and December 31, 2012.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenues of $988, and $0 for the three months ended March 31, 2013 and 2012, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $3,853 and $48,150 for the three months ended March 31, 2013 and 2012, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(I) Identifiable Intangible Assets

As of March 31, 2013 and December 31, 2012, $17,447,852 and $17,455,863, respectively of costs related to registering a trademark, acquiring distribution agreements, and acquiring technology rights have been capitalized.  The distribution agreements were deemed to have a useful life and will be subject to amortization upon them being placed in service at a future date.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three months ended March 31, 2013 and 2012.

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

The number of such shares excluded from the computations of diluted loss per share totaled 2,485,000 and 2,415,800 for stock warrants, and 12,700,000 and 12,000,000 for stock options, and 9,846,205 and 6,201,734 shares issuable upon the conversion of convertible debt, as of March 31, 2013 and December 31, 2012, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

(S) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

(T) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $21,167,569 for the period from December 9, 2005 (inception) to March 31, 2013, and has negative cash flow from operations of $4,493,997 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 5     PROPERTY AND EQUIPMENT

At March 31, 2013, and December 31, 2012, respectively, property and equipment is as follows:

	March 31, 2013	December 31, 2012
Website Development	$294,795	$294,795
Furniture and Equipment	98,613	98,613
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Office Equipment	51,248	48,162
Domain Name	1,500	1,500
Sign	628	628
Total	507,254	504,168
Less: accumulated depreciation and amortization	(196,856)	(176,643)
Property & Equipment, Net	$310,398	$327,525

Depreciation/amortization expense for the three months ended March 31, 2013 and 2012, was $20,213 and $10,095, respectively.

NOTE 6     CONVERTIBLE DEBT – DERIVATIVE LIABILITIES

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $18,301, respectively.

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

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  On October 31, 2012 the Company entered into a new agreement whereby up to $833,000 in convertible note will be issued.  The note matures on May 8, 2013, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on May 9, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $53,402, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $40,156, respectively.

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $61,054, respectively.

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $114,775, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,695, respectively.

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on August 15, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $55,943, respectively.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $85,200 and $84,354, respectively.

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $164,921 and $169,491, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012. As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $63,781 and $63,642, respectively.

On November 1, 2012, the  Company will issue up to $165,000 in a convertible note subject to a $15,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on November 1, 2013 and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $166,300 and $165,000, respectively.

On November 30, 2012, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $80,614 and $79,023, respectively.

On November 29, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on August 29, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $166,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of March 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $170,508 and $167,143, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $100,734.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $1,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on January 24, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $168,479.

On February 1, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $83,858.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 19, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $25,360.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $62,500 proceeds less the 2,500 finder’s fee pursuant to the terms of this convertible note, on March 1, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $62,958.

On February 27, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on February 27, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $8,000 finder’s fee pursuant to the terms of this convertible note, on February 27, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $100,000.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $111,000 proceeds, less the $9,000 finder’s fee and an original issue discount of $10,000 pursuant to the terms of this convertible note, on March 13, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $111,438.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $55,500 proceeds, less the $500 finder’s fee and an original issue discount of $5,000 pursuant to the terms of this convertible note, on March 18, 2013.  As of March 31, 2013, the convertible note balance and accrued interest is $55,707.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company issued convertible notes totaling $703,333 and $1,924,333 respectively.    The Convertible notes consist of the following terms:
		3 Months ended March 31, 2013 Amount of Principal Raised	Year ended December 31, 2012 Amount of Principal Raised
Interest Rate		4%- 10%	0%- 10%
Default interest rate		14% - 22%	0%- 22%
Maturity		October 24, 2013 - February 27, 2014	December 19, 2012 - November 19, 2013

Conversion terms 1	70% of the "Market Price", which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$-	$166,667
Conversion terms 2	65% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	102,500
Conversion terms 3	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 4	70% of the "Market Price", which is the average trading prices for the common stock during the ten 10) trading day period prior to the conversion	-	166,667
Conversion terms 5	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the Fifteen (15) trading day period prior to the conversion.	-	111,000
Conversion terms 6	65% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	-	62,500
Conversion terms 7	70% of the "Market Price", which Is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	-	58,333
Conversion terms 8	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 9	70% of the "Market Price", which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 10	70% of the "Market Price", which Is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	55,000
Conversion terms 11	70% of the "Market Price", which is lower of the average closing bid price for the common stock during the ten trading day period.	-	83,333
Conversion terms 12	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 13	65% of the "Market Price", which is the average of the loosest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	-	62,500
Conversion terms 14	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	165,000
Conversion terms 15	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 16	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion	-	-
Conversion terms 17	65% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 18	Conversion price of $0.50 per share	-	120,000
Conversion terms 19	70% of the "Market Price", winch. lower of the average closing bid price for the common stock during the ten (10) trading day period	100,000	-
Conversion terms 20	70% of the "Market Price", which is lower of the average closing bid price for the common stock during the ten (10) trading day period	83,333	-
Conversion terms 21	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	166,000	-
Conversion terms 22	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	25,000	-
Conversion terms 23	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	111,000	-
Conversion terms 24	70% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	55,500	-
Conversion terms 25	65% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	62,500	-
Conversion terms 26	65% of the "Market Price", which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	100,000	-

		$703,333	$1,924,333

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

During the three months ended March 31, 2013, the Company converted debt and accrued interest, totaling $491,873 into 3,088,562 shares of common stock.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,333	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)

Convertible Debt Balance as of December 31, 2012	1,247,053	0% - 10%

Borrowings during the three months ended March 31, 2013	703,333	4% - 10%	October 24, 2013 - February 27, 2014

Non-Cash Reclassification of accrued interest converted	32,060

Conversion of debt into 3,088,562 shares of common stock with a valuation of $491,873 ($0.1332 - $0.1667/share) including the accrued interest of $32,060 and loss on conversion of $46,093	(445,780)

Convertible Debt Balance as of March 31, 2013	$1,536,666	4% - 10%

Debt Issue Costs

During the three months ended March 31, 2013 and 2012, the Company paid debt issue costs totaling $39,333 and $19,167, respectively.

The following is a summary of the Company’s debt issue costs:

	3 Months ended March 31, 2013	Year ended March 31, 2013

Debt issue costs	$254,066	$214,733
Accumulated amortization of debt issue costs	(171,501)	(126,854)

Debt issue costs - net	$82,565	$87,879

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

During the three months ended March 31, 2013 and 2012, the Company amortized $44,647 and $1,202.

Debt Discount & Original Issue Discount

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company recorded debt discounts totaling $647,511 and $1,469,633, respectively.

The debt discount recorded in 2013 and 2012 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

During the three months ended March 31, 2013, the Company paid debt discount costs totaling $44,000.

The Company amortized $382,353 and $4,533 during the three months ended March 31, 2013 and 2012 to interest expense.

	3 Months ended March 31, 2013	Year ended March 31, 2013

Debt discount	$1,689,354	$1,469,633
Accumulated amortization of debt issue discount	(780,383)	(825,820)

Debt discount - Net	$908,971	$643,813

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2013 and 2012. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	641,637
Change in fair value of embedded derivative liability	(188,493)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(339,868)
Derivative Liability - March 31, 2013	$1,279,562

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for the three months ended March 31, 2013 and 2012 of $24,126 and $0, respectively, and $225,521 for the period from December 9, 2005 (Inception) through March 31, 2013.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2013:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	119% -142%	133% -140%
Expected term:	0.75– 1 years	0.08 – .9 years
Risk free interest rate	0.15% -.17%	0.14%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228.76% -251.93%	156%
Expected term:	0.5– 1 years	0.5 – 1 years
Risk free interest rate	0.18% -.21%	0.16%

NOTE 7     CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up $120,000 in a convertible note.  The note matures on December 11, 2013 and bears an interest rate of 8%. As of March 31, 2013 and December 31, 2012, the Company balance of the convertible note and accrued interest is $122,953 and $120,526, respectively.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals to $0.50 per share.  On March 21, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $2,000 ($0.25/share).

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On September 27, 2011, the Company issued 100,000 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $39,000 ($0.22/share) based upon the terms of the consulting agreements (See Note 9(B)).

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

For the year ended December 31, 2012 , the Company issued 250,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $62,500 ($0.25/share) based upon the terms of the employment agreement (See Note 8(A)).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.32 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of March 31, 2013, the Company recognized $960,000 in expense and recorded deferred compensation of $0 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of March 31, 2013, the Company recognized $43,750 in expenses and recorded deferred compensation of $106,250 (See Note 9(B)).

On October 31, 2012, the Company issued 60,000 shares of common stock for financing costs having a fair value of $20,400 ($0.34/share).

On January 1, 2013, the Company issued 300,000 shares of common stock for services having a fair value of $90,000 ($0.30/share).

On January 1, 2013, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On January 9, 2013, the Company issued 125,000 shares of common stock for services having a fair value of $31,875 ($0.26/share).

On January 21, 2013, the Company issued 120,000 shares of common stock for services having a fair value of $32,400 ($0.27/share).

On January 30, 2013, the Company issued 250,000 shares of common stock for services to be performed over a period of six months having a fair value of $60,000 ($0.24/share), of which, $36,000 was included in deferred compensation as of March 31, 2013.

On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

On March 1, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $182,500 ($0.36/share).

On March 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.24/share).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On March 20, 2013, the Company issued 60,000 shares of common stock for services having a fair value of $15,000 ($0.25/share).

On March 21, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $2,000 ($0.25/share) (See Note 7).

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The Company recognized an expense of $84,028 for the three months ended March 31, 2013.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013, dividend yield of zero, expected volatility of 140.30%; risk-free interest rates of 0.37%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share (See Note 9(B)).

On January 31, 2013 an individual exercised 430,800 of stock warrants at an exercise price of $0.10 per share for proceeds of $43,080.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

The following tables summarize all warrant grants as of March 31, 2013, and the related changes during these periods are presented below:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	500,000
Exercised	(430,800)
Cancelled/Forfeited	-
Balance, March 31, 2013	2,485,000	$0.39	1.2

A summary of all outstanding and exercisable warrants as of March 31, 2013 is as follows:

Range of exercise price	Warrants outstanding	Warrants exercisable	Aggregate Intrinsic Value
$0.50	1,260,000	1,260,000	-
$0.10	525,000	525,000	72,975
$0.25	200,000	200,000	-
$0.45	500,000	500,000	-
	2,485,000	2,485,000	72,975

In connection with the warrants issued for cash and services, the Company has an aggregate of 2,485,000 and 2,415,800 warrants outstanding as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, the Company has reserved 2,485,000 shares of common stock for the future exercise of the warrants.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
AS OF MARCH 31, 2013
(UNAUDITED)

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
AS OF MARCH 31, 2013
(UNAUDITED)

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

On January 7, 2013, the Company entered into a conversion agreement executed by a note holder for 147,754 shares based on a conversion price of $.1692 per share (See Note 6).

On January 9, 2013, the Company entered into a conversion agreement executed by a note holder for 92,194 shares based on a conversion price of $.1627 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On January 15, 2013, the Company entered into a conversion agreement executed by a note holder for 134,229 shares based on a conversion price of $.149 per share (See Note 6).

On January 15, 2013, the Company entered into a conversion agreement executed by a note holder for 112,259 shares based on a conversion price of $.164733 per share (See Note 6).

On January 30, 2013, the Company entered into a conversion agreement executed by a note holder for 210,000 shares based on a conversion price of $.145369 per share (See Note 6).

On January 31, 2013, the Company entered into a conversion agreement executed by a note holder for 112,782 shares based on a conversion price of $.133 per share (See Note 6).

On February 1, 2013, the Company entered into a conversion agreement executed by a note holder for 173,370 shares based on a conversion price of $.14420 per share (See Note 6).

On February 11, 2013, the Company entered into a conversion agreement executed by a note holder for 138,696 shares based on a conversion price of $.14420 per share (See Note 6).

On February 14, 2013, the Company entered into a conversion agreement executed by a note holder for 185,293 shares based on a conversion price of $.13533 per share (See Note 6).

On February 21, 2013, the Company entered into a conversion agreement executed by a note holder for 104,445 shares based on a conversion price of $.1436 per share (See Note 6).

On February 26, 2013, the Company entered into a conversion agreement executed by a note holder for 100,000 shares based on a conversion price of $.14 per share (See Note 6).

On February 27, 2013, the Company entered into a conversion agreement executed by a note holder for 115,208 shares based on a conversion price of $.1302 per share (See Note 6).

On March 1, 2013, the Company entered into a conversion agreement executed by a note holder for 129,652 shares based on a conversion price of $.1388 per share (See Note 6).

On March 1, 2013, the Company entered into a conversion agreement executed by a note holder for 565,007 shares based on a conversion price of $.150885 per share (See Note 6).

On March 6, 2013, the Company entered into a conversion agreement executed by a note holder for 93,637 shares based on a conversion price of $.1388 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On March 7, 2013, the Company entered into a conversion agreement executed by a note holder for 437,654 shares based on a conversion price of $.13323 per share (See Note 6).

On March 12, 2013, the Company entered into a conversion agreement executed by a note holder for 69,560 shares based on a conversion price of $.1575 per share (See Note 6).

On March 20, 2013, the Company entered into a conversion agreement executed by a note holder for 108,809 shares based on a conversion price of $.1302 per share (See Note 6).

On March 28, 2013, the Company entered into a conversion agreement executed by a note holder for 58,013 shares based on a conversion price of $.1379 per share (See Note 6).

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).  The following assets were acquired in the transaction:

	3 Months ended March 31, 2013	Year ended December 31, 2012
Goodwill at fair value, Opening Balance	$9,655,588	$-

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	-	10,000,000

Net assets acquired:
Current assets	-	281,527
Cash	8,011	62,885
Total net assets acquired	8,011	344,412

Goodwill at fair value, Ending Balance	$9,647,577	9,655,588

During the three months ended March 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of March 31, 2013.

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

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer to an employment agreement.  The Company recognized an expense of $115,288 for the three months ended March 31, 2013.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013; dividend yield of zero, expected volatility of 140.3%, risk-free interest rates of .37%, expected life of three years.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

The following tables summarize all option grants as of March 31, 2013, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2011	12,000,000	0.12	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - March 31, 2013	12,700,000	0.14	0.91
Exercisable - March 31, 2013	12,700,000

As of March 31, 2013, the Company has reserved 12,700,000 shares of common stock for the future exercise of the options.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.  In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.    On December 31, 2012 the Company amended the agreement that effective January 1, 2013 the CTO will receive 300,000 shares of common stock and 700,000 three year options at 50 cents per share.

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

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

●	For each million of new gross sales - 125,000 additional 3-year stock options with a strike price of $.50 per share.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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

On June 15, 2011, the Company entered into a consulting agreement with an unrelated third party for software and computer technology services.  In exchange for the services provided, the consultant will be paid $70 per hour with $50 per hour paid in cash and $20 per hour paid in Company stock at $0.10 per share.  The term of the agreement is for one year. (See Note8(B)).

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
AS OF MARCH 31, 2013
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

As of March 31, 2013, all of the four points listed above have been completed and the Company has recorded $960,000 in endorsement expense.

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

On December 1, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from December 1, 2012 through November 30, 2013.  In exchange for the services provided, the Company will pay a monthly consulting fee of $10,000.  A bonus may be provided for $26,000 after one year of service in the sole discretion of the Company.  In addition, the Company will grant 500,000 three year warrants with an exercise price of $0.45 per share.  Within 10 days of executing the consulting agreement the consultant will loan the Company $120,000 in convertible note converted at 50 cents per share (See Note 7).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(C) Operating Lease Agreements

On September 20, 2012, the Company took over a month to month operating lease upon completing the asset purchase agreement with Liquid Spins. The lease began on October 1, 2012 at a monthly rate of $1,585.

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
AS OF MARCH 31, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

NOTE 12   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note. The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.  The Company received $25,000 proceeds, on May 3, 2013.

On April 4, 2013, the Company entered into an agreement whereby the Company will issue up to $61,750 in a convertible note.  The note matures on January 8, 2014 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.

On April 17, 2013, the Company entered into an agreement whereby the Company will issue up to $41,750 in a convertible note.  The note matures on January 22, 2014 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On April 26, 2013, the Company entered into an agreement whereby the Company will issue up to $194,444 in a convertible note.  The note matures on April 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on February 2, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on May 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.

Subsequent to March 31, 2013, the Company issued 1,917,624 shares in common stock for convertible debt valued at $284,545.

In April 2013, Pursuant to the Employment Agreement with Chris Record, the Company filed an arbitration case against Mr. Record it's former Chief Internet Officer requesting the return of all stock, intellectual property and money he received from the Company. The Company is in settlement discussions as of May 2013 and believes it will be successful in achieving its objective in this matter.

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

	For the three months Ended March 31,
	2013	2012

Revenue	$988	$-

Operating Expenses
General and Administrative	947,816	193,615
Endorsement Fees	480,000	-
Consulting	127,076	120,000
Professional Fees	492,758	58,570
Website development	-	-
Compensation	270,359	162,000
Total Operating Expenses	2,218,009	534,185

Loss from Operations	(2,317,021)	(534,185)

Other Income / (Expense)
Interest Income	-	72
Gain on extinguishment of debt	-	-
Interest Expense	(29,656)	-
Derivative Expense	(24,126)	-
Amortization of Debt Offering Costs	(49,237)	-
Loss of conversions	(46,093)	-
Amortization of Debt Discount	(421,763)	(4,533)
Change in fair value of embedded derivative liability	188,493	(70,504)
Total Other Income / (Expense)	(382,382)	(76,167)

Provision for Income Taxes	-	-

Net Loss	$(2,699,403)	$(610,352)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	290,407,275	242,287,741

For the three months ended March 31, 2013 and for the three months ended March 31, 2012

General and Administrative Expenses: Our general and administrative expenses were $947,816 for the three months ended March 31, 2013 and $193,615 for the three months ended March 31, 2012, representing an increase of $754,201 or approximately 389.54%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $480,000 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012, representing an increase of $480,000 or approximately 100% as a result of endorsement agreement with Pitbull.

Consulting Fees:  Our consulting fees were $127,076 for the three months ended March 31, 2013 and $120,000 for the three months ended March 31, 2012, representing an increase of $7,076, or approximately 5.90%. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $492,758 for the three months ended March 31, 2013 and $58,570 for the three months ended March 31, 2012, representing an increase of $434,188 or approximately 741.31% as a result of legal fees in connection with patent work.

Compensation: Our compensation expenses were $270,359 for the three months ended March 31, 2013 and $162,000 for the three months ended March 31, 2012, representing an increase of $108,359, or66.89%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended March 31, 2013 and 2012, were $2,699,403, compared to $610,352, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially increased as a result of increase in general and administrative expenses, endorsement fees, legal fees and compensation expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $988 and $0 for the three months ended March 31, 2013 and 2012, respectively. We have an accumulated deficit of $21,031,114 for the period from December 9, 2005 (inception) to March 31, 2013, and have negative cash flow from operations of $21,031,114 from inception.

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

From our inception through March 31, 2013, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder and unrelated third parties. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of March 31, 2013, we owed $0 in principal and $0 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and were due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of March 31, 2013, we owe $0 in principal and accrued interest of $0 related to these lines of credit.

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

On January 1, 2013, the Company issued 300,000 shares of common stock for services having a fair value of $90,000 ($0.30/share).

On January 1, 2013, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On January 9, 2013, the Company issued 125,000 shares of common stock for services having a fair value of $31,875 ($0.26/share).

On January 21, 2013, the Company issued 120,000 shares of common stock for services having a fair value of $32,400 ($0.27/share).

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share.

On January 7, 2013, the Company entered into a conversion agreement executed by a note holder for 147,754 shares based on a conversion price of $.1692 per share.

On January 9, 2013, the Company entered into a conversion agreement executed by a note holder for 92,194 shares based on a conversion price of $.1627 per share.

On January 15, 2013, the Company entered into a conversion agreement executed by a note holder for 134,229 shares based on a conversion price of $.149 per share.

On January 15, 2013, the Company entered into a conversion agreement executed by a note holder for 112,259 shares based on a conversion price of $.164733 per share.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $1,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on January 24, 2013.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.

On January 30, 2013, the Company issued 250,000 shares of common stock for services to be performed over a period of six months having a fair value of $60,000 ($0.24/share), of which, $36,000 was included in deferred compensation as of March 31, 2013.

On January 30, 2013, the Company entered into a conversion agreement executed by a note holder for 210,000 shares based on a conversion price of $.145369 per share.

On January 31, 2013, the Company entered into a conversion agreement executed by a note holder for 112,782 shares based on a conversion price of $.133 per share.

On February 1, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.

On February 1, 2013, the Company entered into a conversion agreement executed by a note holder for 173,370 shares based on a conversion price of $.14420 per share.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 19, 2013.

On February 11, 2013, the Company entered into a conversion agreement executed by a note holder for 138,696 shares based on a conversion price of $.14420 per share.

On February 14, 2013, the Company entered into a conversion agreement executed by a note holder for 185,293 shares based on a conversion price of $.13533 per share.

On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

On February 21, 2013, the Company entered into a conversion agreement executed by a note holder for 104,445 shares based on a conversion price of $.1436 per share.

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $62,500 proceeds less the 2,500 finder’s fee pursuant to the terms of this convertible note, on March 1, 2013.

On February 26, 2013, the Company entered into a conversion agreement executed by a note holder for 100,000 shares based on a conversion price of $.14 per share.

On February 27, 2013, the Company entered into a conversion agreement executed by a note holder for 115,208 shares based on a conversion price of $.1302 per share.

On February 27, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on February 27, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $8,000 finder’s fee pursuant to the terms of this convertible note, on February 27, 2013.

On March 1, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $182,500 ($0.36/share).

On March 1, 2013, the Company entered into a conversion agreement executed by a note holder for 129,652 shares based on a conversion price of $.1388 per share.

On March 1, 2013, the Company entered into a conversion agreement executed by a note holder for 565,007 shares based on a conversion price of $.150885 per share.

On March 6, 2013, the Company entered into a conversion agreement executed by a note holder for 93,637 shares based on a conversion price of $.1388 per share.

On March 7, 2013, the Company entered into a conversion agreement executed by a note holder for 437,654 shares based on a conversion price of $.13323 per share.

On March 12, 2013, the Company entered into a conversion agreement executed by a note holder for 69,560 shares based on a conversion price of $.1575 per share.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $111,000 proceeds, less the $9,000 finder’s fee and an original issue discount of $10,000 pursuant to the terms of this convertible note, on March 13, 2013.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $55,500 proceeds, less the $500 finder’s fee and an original issue discount of $5,000 pursuant to the terms of this convertible note, on March 18, 2013.

On March 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.24/share).

On March 20, 2013, the Company issued 60,000 shares of common stock for services having a fair value of $15,000 ($0.25/share).

On March 20, 2013, the Company entered into a conversion agreement executed by a note holder for 108,809 shares based on a conversion price of $.1302 per share.

On March 21, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $2,000 ($0.25/share).

On March 28, 2013, the Company entered into a conversion agreement executed by a note holder for 58,013 shares based on a conversion price of $.1379 per share (See Note 6).

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

Dated: May 15, 2013	MAX SOUND CORPORATION

	By:	/s/ John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)