Form 10-Q
period 2013-06-30
Max Sound Corp
filed 2013-08-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

N/A
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 12, 2013, there were 305,335,938 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	66

PART II-- OTHER INFORMATION

SIGNATURES

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Max Sound Corporation  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	3	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGES	6 - 59	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(UNAUDITED)

Current Assets
Cash	$283,901	$135,298
Inventory	39,041	8,796
Prepaid expenses	50,228	51,554
Debt offering costs - net	135,493	87,879
Total Current Assets	508,663	283,527

Property and equipment, net	293,436	327,525

Other Assets
Security deposit	413	413
Intangible assets	17,447,852	17,455,863
Total Other Assets	17,448,265	17,456,276

Total Assets	$18,250,364	$18,067,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$43,912	$32,786
Accrued expenses	81,253	66,440
Derivative liability	2,069,654	1,166,286
Convertible note payable, net of debt discount of $1,600,913 and $643,814, respectively	807,657	603,240
Total Current Liabilities	3,002,476	1,868,752

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
298,111,324 and 287,366,648 shares issued and outstanding, respectively	29,811	28,737
Additional paid-in capital	38,419,898	35,243,005
Deferred compensation	(87,500)	(605,000)
Deficit accumulated during the development stage	(23,114,321)	(18,468,166)
Total Stockholders' Equity	15,247,888	16,198,576

Total Liabilities and Stockholders' Equity	$18,250,364	$18,067,328

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended		For the Period From December 9, 2005 (Inception)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013

Revenue	$732	$-	$1,720	$-	$25,551

Operating Expenses
General and administrative	492,879	144,717	1,440,696	338,332	3,449,604
Endorsement fees	-	-	480,000	-	5,422,277
Consulting	143,211	139,611	270,287	259,611	6,280,531
Professional fees	110,630	26,059	603,388	84,629	1,133,758
Website development	-	-	-	-	251,263
Compensation	411,340	162,000	681,699	324,000	4,044,265
Total Operating Expenses	1,158,060	472,387	3,476,070	1,006,572	20,581,698

Loss from Operations	(1,157,328)	(472,387)	(3,474,350)	(1,006,572)	(20,556,147)

Other Income / (Expense)
Interest income	-	57	-	129	688
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(32,453)	(127,730)	(62,109)	(127,730)	(120,481)
Derivative Expense	(71,752)	-	(95,877)	-	(297,272)
Amortization of debt offering costs	(72,418)	(29,178)	(121,655)	(30,380)	(248,509)
Loss on conversions	-	-	(46,093)	-	(46,093)
Amortization of debt discount	(660,334)	(185,392)	(1,082,097)	(189,925)	(1,931,899)
Change in fair value of embedded derivative liability	47,534	(9,285)	236,026	(79,789)	215,204
Total Other Income / (Expense)	(789,423)	(351,528)	(1,171,805)	(427,695)	(2,421,719)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,946,751)	$(823,915)	$(4,646,155)	$(1,434,267)	$(22,977,866)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	295,880,176	255,335,394	293,158,844	255,274,304

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to June 30, 2013
(UNAUDITED)

					Additional				Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525				10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	16,198,576

Common stock issued for services ($0.30/sh)	-	-	300,000	30	89,970				90,000

Common stock issued for services ($0.24/sh)	-	-	250,000	25	59,975			(36,000)	24,000

Common stock issued for services ($0.24/sh)	-	-	700,000	70	173,530				173,600

Common stock issued for services ($0.36/sh)	-	-	500,000	50	182,450				182,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475				62,500

Common stock issued for services ($0.26/sh)	-	-	700,000	70	181,930				182,000

Common stock issued for services ($0.27/sh)	-	-	120,000	12	32,388	-	-	-	32,400

Common stock issued for interest expense ($0.25/sh)	-	-	8,000	-	2,000				2,000

Common stock issued for services ($0.25/sh)	-	-	60,000	6	14,994				15,000

Common stock issued for services ($0.26/sh)	-	-	250,000	25	63,725				63,750

Common stock issued for services ($0.26/sh)	-	-	57,692	6	14,994				15,000

Common stock issued for services ($0.23/sh)	-	-	26,087	3	5,997				6,000

Common stock issued for services ($0.23/sh)	-	-	250,000	25	57,475				57,500

Common stock issued for services ($0.24/sh)	-	-	250,000	25	59,975				60,000

Return of shares	-	-	(750,000)	(75)	75				-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	823,950	-	-	-	823,950

Exercise of stock warrants	-	-	430,800	43	43,037	-	-	-	43,080

Warrants issued for services	-	-	-	-	84,028	-	-	-	84,028

Stock options issued for services	-	-	-	-	115,288				115,288

Deferred compensation realized	-	-	-	-	-	-	-	553,500	553,500

Convertible debt conversion into common stock	-	-	7,247,133	725	1,088,092	-	-	-	1,088,817

Shares issued as a finder's fee	-	-	94,964	9	20,545	-	-	-	20,554

Net loss for the six months ended June 30, 2013	-	-	-	-	-	(4,646,155)	-	-	(4,646,155)

Balance June 30, 2013	-	$-	298,111,324	$29,811	$38,419,898	$(23,114,321)	$-	$(87,500)	$15,247,888

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended		For the Period From December 9, 2005 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows From Operating Activities:
Net Loss	$(4,646,155)	$(1,434,267)	$(22,977,866)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	40,756	22,354	160,336
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Shares issued for intellectual property	-	-	-
Stock and stock options issued for services	1,115,538	31,955	3,849,603
Stock issued for debt financing costs	-	-	20,400
Warrants issued for services	84,028	48,031	1,214,193
Loss on debt conversion	46,093	-	46,093
Trademark Impairment	275	-	275
Amortization of stock options	-	-	1,199,794
Blue-sky Fees	-	-	(1,750)
Amortization of stock based compensation	517,500	-	8,043,966
Amortization of original issue discount	28,382	-	28,382
Security deposit	-	-	(413)
Amortization of debt offering costs	93,273	30,380	220,127
Amortization of debt discount	1,038,097	189,925	1,888,848
Change in fair value of derivative liability	(236,026)	187,494	(216,153)
Derivative Expense	95,877	-	297,272
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	1,326	(3,146)	105,123
Increase/(Decrease) in inventory	(30,245)	-	(30,245)
Increase/(Decrease) accounts payable	11,126	13,130	43,910
Increase/(Decrease) cash overdraft	-	-	-
Increase/(Decrease) in accrued expenses	62,109	(91,085)	571,339
Net Cash Used In Operating Activities	(1,778,046)	(1,005,229)	(5,454,740)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issued for assets and intellectual property	7,736	-	70,620
Purchase of property equipment	(6,667)	(97,400)	(393,454)
Net Cash Provided by (Used In) Investing Activities	1,069	(97,400)	(323,109)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	-	620,583
Repayment of stockholder loans	-	-	(520,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	1,882,500	701,000	3,676,600
Proceeds from warrants exercised	43,080	-	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	1,925,580	701,000	6,061,750

Net Increase / (Decrease) in Cash	148,603	(401,629)	283,901

Cash at Beginning of Period	135,298	516,532	-

Cash at End of Period	$283,901	$114,903	$283,901

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$231
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$-	$-	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$1,090,817	$-	$1,873,234
Shares issued in connection with stock dividend	$-	$-	$136,713
Reclassification of derivative liability to additional paid in capital	$823,950	$-	$1,373,497
Stock sold for subscription	$-	$-	$464,750
Shares issued for direct offering costs	$20,554	$-	$20,554
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$1,867,467	$521,289	$3,362,032

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2013 and December 31, 2012.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenues of $732, and $1,720 for the three and six months ended June 30, 2013 and revenues of $0 and $0 for the three and six months ended June 30, 2012, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $16,943 and $20,796 for the three and six months ended June 30, 2013 and advertising costs of $2,919 and $51,069 for the three and six months ended June 30, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

(I) Identifiable Intangible Assets

As of June 30, 2013 and December 31, 2012, $17,447,852 and $17,455,863, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three and six months ended June 30, 2013 and 2012.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

The computation of basic and diluted loss per share at June 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2013	December 31, 2012

Stock Warrants (Exercise price - $0.10 - $.50/share)	3,335,000	2,415,800
Stock Options (Exercise price - $0.12 - $.50/share)	12,700,000	12,000,000
Convertible Debt (Exercise price - $0.11 - $.20/share)	17,074,937	6,201,734

Total	33,109,937	20,617,534

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $23,114,321 for the period from December 9, 2005 (inception) to June 30, 2013, and has negative cash flow from operations of $5,454,740 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

NOTE 5         PROPERTY AND EQUIPMENT

At June 30, 2013, and December 31, 2012, respectively, property and equipment is as follows:

	June 30, 2013	December 31, 2012

Website Development	$294,795	$294,795
Furniture and Equipment	98,613	98,613
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Office Equipment	54,829	48,162
Domain Name	1,500	1,500
Sign	628	628
Total	510,835	504,168
Less: accumulated depreciation and amortization	(217,399)	(176,643)
Property & Equipment, Net	$293,436	$327,525

Depreciation/amortization expense for the three and six months ended June 30, 2013 was $20,543 and $40,756, respectively.

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
AS OF JUNE 30, 2013
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

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $10,500, respectively.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  On October 31, 2012 the Company entered into a new agreement whereby up to $833,000 in convertible note will be issued.  The note matures on May 8, 2013, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on May 9, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $53,402, respectively.

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $40,156, respectively.

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $61,054, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $114,775, respectively.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,695, respectively.

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on August 15, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $55,943, respectively.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,354, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)\

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $169,491, respectively.

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012. As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $63,642, respectively.

On November 1, 2012, the  Company will issue up to $165,000 in a convertible note subject to a $15,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on November 1, 2013 and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $16,291 and $165,000, respectively.

On November 30, 2012, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $79,023, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On November 29, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on August 29, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $166,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of June 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $123,812 and $167,143, respectively.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $101,745.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $1,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on January 24, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $171,871.

On February 1, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $84,700.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 19, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $26,000.

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $62,500 proceeds less the 2,500 finder’s fee pursuant to the terms of this convertible note, on March 1, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $64,226.

On February 27, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on February 27, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $8,000 finder’s fee pursuant to the terms of this convertible note, on February 27, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $105,000.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $111,000 proceeds, less the $9,000 finder’s fee and an original issue discount of $10,000 pursuant to the terms of this convertible note, on March 13, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $113,682.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $55,500 proceeds, less the $500 finder’s fee and an original issue discount of $5,000 pursuant to the terms of this convertible note, on March 18, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $56,828.

On April 4, 2013, the Company entered into an agreement whereby the Company will issue up to $61,750 in a convertible note.  The note matures on January 8, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $61,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 8, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $62,933.

On April 17, 2013, the Company entered into an agreement whereby the Company will issue up to $41,750 in a convertible note.  The note matures on January 22, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $41,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 23, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $42,429.

On April 26, 2013, the Company entered into an agreement whereby the Company will issue up to $194,444 in a convertible note.  The note matures on April 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $194,444 proceeds, less the $19,444 original issue discount pursuant to the terms of this convertible note, on April 26, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $195,828.  In connection with this raise, the Company also issued 175,000 three year warrants exercisable at $0.40/share.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on February 2, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $13,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on May 2, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $168,169.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on May 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 original issue discount pursuant to the terms of this convertible note, on May 3, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $83,867.  In connection with this raise, the Company also issued 75,000 three year warrants exercisable at $0.40/share.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on May 2, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on May 3, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $25,402.

On May 23, 2013, the Company entered into a Securities Purchase Agreement (Aggregate SPA) by and between the Company and three (3) institutional investors.  The Purchase Agreement provides for the sale by the Company to the Investors of an aggregate principal amount of $2,222,222.16 of 4% Convertible Debentures, with 10% Original Issue Discount that is due twelve months from their date of issuance (the “Debentures”).  The Subscription Amount shall be funded in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) on the initial closing date of May 23, 2013 and seven (7) additional installments in the amount of $277,777.77(net amount of $250,000 less debt offering costs to the Company after the original issue discount) shall each be funded on or about the first day of each calendar month commencing on June 1, 2013.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

In addition, the Company issues debt offering costs (placement agent fees) equal to 7% of the aggregate purchase price paid by each purchase and equity equaling 2% of the gross proceeds received by the Company valued at the Investors conversion price.

The Debentures have an interest rate of four percent (4%) and shall have an original issue discount of ten percent (10%) from the stated Principal Amount. The Debentures may be prepaid in whole or in part on not less than thirty (30) days prior written notice to the Investors for an amount equal to 115% multiplied by the sum of the then outstanding principal amount of the Debentures plus any accrued and unpaid interest.

The Debentures shall be convertible into common stock, at the Investors’ option, at a twenty-five percent (25%) discount to the average price of the lowest three (3) closing bid prices for the common stock during the ten (10) trading days prior to the conversion date.  In the event of default, the Debentures shall be convertible into common stock at a thirty-five percent (35%) discount to the Market Price. In the event that the Company fails in any material respect to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended, with regards to the filing of Form 10-Q's and 10-K's or ceases to be subject to the Exchange Act, the Debentures shall be convertible into common stock at a fifty percent (50%) discount to the Market Price, unless the Company has registration statement declared effective by the SEC, which covers for resale the shares issued in connection with the May Investor’s conversion.

Warrants

In connection with the Aggregate SPA, the Investors were each issued warrants to purchase from the Company at any time after the Closing Date until 5:00 p.m., E.S.T on the third anniversary of the Closing Date (the “Expiration Date”), up to 250,000 fully-paid and non-assessable shares of Common Stock at a per share purchase price of $0.40 (the “Warrants”). The Company issued 750,000 three year warrants on the terms discussed above.

As of June 30, 2013, the Company (from the Aggregate SPA) received proceeds totaling $833,333 less $83,333 original issue discount and debt offering costs totaling $85,054 which includes 94,964 common shares of the Company’s common stock valued at $20,554 issued to the finder.

As of June 30, 2013, the Aggregate SPA convertible note balance and accrued interest is $835,720.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On June 27, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on June 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on June 27, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $50,000.

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company issued convertible notes totaling $2,158,944 and $1,924,333 respectively.    The Convertible notes consist of the following terms:

		6 Months Ended	Year ended
		June 30, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	0% - 10%
Default interest rate		14% - 22%	0% - 22%
Maturity		October 24, 2013 - June 26, 2014	December 19, 2012 - November 19, 2013

Conversion terms 1	70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$-	$166,667
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	102,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,667
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	111,000
Conversion terms 6	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	-	62,500
Conversion terms 7	70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	-	58,333
Conversion terms 8	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 9	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 10	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	55,000
Conversion terms 11	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period.	-	83,333
Conversion terms 12	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 13	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	-	62,500
Conversion terms 14	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	165,000
Conversion terms 15	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion	-	-
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 18	Conversion price of $0.50 per share	-	120,000
Conversion terms 19	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	100,000	-
Conversion terms 20	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	83,333	-
Conversion terms 21	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	166,000	-
Conversion terms 22	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	25,000	-
Conversion terms 23	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	111,000	-
Conversion terms 24	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	55,500	-
Conversion terms 25	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	62,500	-
Conversion terms 26	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	100,000	-
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	277,777	-
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	166,000	-
Conversion terms 29	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	103,500	-
Conversion terms 30	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	833,334	-
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 32	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-

		$2,158,944	$1,924,333

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

During the six months ended June 30, 2013, the Company converted debt and accrued interest, totaling $1,088,817 into 7,247,133 shares of common stock.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,334	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	1,247,054	0% - 10%

Borrowings during the six months ended June 30, 2013	2,158,944	4% - 10%	October 24, 2013 - June 26, 2014

Non-Cash Reclassification of accrued interest converted	45,296

Conversion of debt and accrued interest into 7,247,133 shares of common stock with a valuation of $1,088,817 ($0.1128 - $0.1783/share) reduced by the loss on conversion of $46,093	(1,042,724)

Convertible Debt Balance as of June 30, 2013	$2,408,570	4% - 10%

Debt Offering Costs

During the three and six months ended June 30, 2013, the Company paid debt issue costs totaling $101,554 and $140,887, respectively.

During the year ended December 31, 2012, the Company paid debt issue costs totaling $214,733.

The following is a summary of the Company’s debt issue costs:
	6 Months Ended	Year ended
	June 30, 2013	December 31, 2012

Debt issue costs	$272,787	$214,733
Accumulated amortization of debt issue costs	(137,294)	(126,854)

Debt issue costs - net	$135,493	$87,879

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

During the three and six months ended June 30, 2013, the Company amortized $48,626 and $93,273 of debt issue costs, respectively.

During the three and six months ended June 30, 2012, the Company amortized $29,178 and $30,380 of debt issue costs, respectively.

Debt Discount & Original Issue Discount

During the six months ended June 30, 2013 and year ended December 31, 2012, the Company recorded debt discounts totaling $1,913,831 and $1,469,633, respectively.

The debt discount recorded in 2013 and 2012 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $660,334 and $1,038,097 during the three and six months ended June 30, 2013 to interest expense.

The Company amortized $825,819 during the year ended December 31, 2012 to interest expense.

	6 Months Ended	Year ended
	June 30, 2013	December 31, 2012

Debt discount	$3,065,421	$1,469,633
Accumulated amortization of debt discount	(1,464,508)	(825,819)

Debt discount - Net	$1,600,913	$643,814

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2013 and 2012 and warrants issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	1,963,344
Change in fair value of embedded derivative liability	(236,026)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(823,950)
Derivative Liability - June 30, 2013	$2,069,654

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for the three and six months ended June 30, 2013 of $71,752 and $95,877, respectively.  There Company recorded a derivative expense for the three and six months ended June 30, 2012 of $0 and $0, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2013:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	119% -304%	133% -300%
Expected term:	0.75– 3 years	0.16 – 2.97 years
Risk free interest rate	0.08% -.5%	0.12% - 0.66%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228.76% -251.93%	156%
Expected term:	0.5– 1 years	0.5 – 1 years
Risk free interest rate	0.18% -.21%	0.16%

NOTE 7         CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up 120,000 in a convertible note.  The note matures on December 11, 2013 and bears an interest rate of 8%. As of June 30, 2013 and December 31, 2012, the Company balance of the convertible note and accrued interest is $125,428 and 120,526, respectively.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals to $0.50 per share.  On March 21, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $2,000 ($0.25/share).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

On January 25, 2012 the Company issued 733 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $455 ($0.62/share) based upon the terms of the consulting agreements (See Note 9(B)).

On March 14, 2012, the Company entered into a settlement agreement with a former employee with relation to the restriction on shares owned by the former employee.  The settlement agreement will lift the restriction on his 6 million shares, and thus agreed to allow the former employee to sell 250,000 of the Company stock per quarter for two years.  In addition, the Company settled a dispute over the termination of the employment agreement by agreeing to give the former employee an additional 150,000 shares to eliminate any dispute over anything owed under his old employment agreement.  He is not an affiliate, not an insider and not a 5% or greater shareholder.  For the year ended December 31, 2012, the Company issued 300,000 shares of common stock for consulting services having a fair value of $63,000 ($0.21/share), in relation to this settlement agreement.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On April 22, 2012, the Company issued 200,000 shares of common stock for services having a fair value of $60,000 ($0.30/share).

For the year ended December 31, 2012 , the Company issued 250,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $62,500 ($0.25/share) based upon the terms of the employment agreement (See Note 8(A)).

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of December 31, 2012, the Company recognized $480,000 in expense and recorded deferred compensation of $480,000 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of June 30, 2013, the Company recognized $62,500 in expenses and recorded deferred compensation of $87,500 (See Note 9(B)).

On October 31, 2012, the Company issued 60,000 shares of common stock for financing costs having a fair value of $20,400 ($0.34/share).

On January 1, 2013, the Company issued 300,000 shares of common stock for services having a fair value of $90,000 ($0.30/share).

As of June 30, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $62,500 ($0.25/share).

As of June 30, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $63,750 ($0.26/share).

On January 21, 2013, the Company issued 120,000 shares of common stock for services having a fair value of $32,400 ($0.27/share).

On January 30, 2013, the Company issued 250,000 shares of common stock for services to be performed over a period of six months having a fair value of $60,000 ($0.24/share), of which, $0 was included in deferred compensation as of June 30, 2013.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

On April 15, 2013, the Company issued 57,692 shares of common stock for services having a fair value of $15,000 ($0.26/share).

On May 20, 2013, the Company issued 26,087 shares of common stock for services having a fair value of $6,000 ($0.23/share).

On April 5, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $60,000 ($0.24/share).

On April 5, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $57,500 ($0.23/share).

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
AS OF JUNE 30, 2013
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

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The Company recognized an expense of $84,028 for the six months ended June 30, 2013.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013, dividend yield of zero, expected volatility of 140.30%; risk-free interest rates of 0.37%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share (See Note 9(B)).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On January 31, 2013 an individual exercised 430,800 of stock warrants at an exercise price of $0.10 per share for proceeds of $43,080.

During the 3 months ended June 30, 2013, the Company issued 1,000,000 warrants in connection with convertible debenture agreements entered into.  (See note 6).

The following tables summarize all warrant grants as of June 30, 2013, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	1,500,000	$0.42
Exercised	(430,800)	$0.10
Cancelled/Forfeited	(150,000)	$0.50
Balance, June 30, 2013	3,335,000	$0.38	1.6

A summary of all outstanding and exercisable warrants as of June 30, 2013 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.10	525,000	525,000	.2 years	$47,250
$0.25	200,000	200,000	0.1 years	$-
$0.40	1,000,000	1,000,000	0.9 years	$-
$0.45	500,000	500,000	0.4 years	$-
$0.50	1,110,000	1,110,000	0.03 years	$-
	3,335,000	3,335,000	1.6 years	$47,250

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

On September 27, 2012, the Company entered into a conversion agreement executed by a note holder for 91,208 shares based on a conversion price of $0.2741 per share (See Note 6).\

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On October 2, 2012, the Company entered into a conversion agreement executed by a note holder for 79,586 shares based on a conversion price of $0.2513 per share (See Note 6).

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

On November 5, 2012, the Company entered into a conversion agreement executed by a note holder for  917,037 shares based on a conversion price of $0.18619 per share (See Note 6).

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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

On April 8, 2013, the Company entered into a conversion agreement executed by a note holder for 181,291 shares based on a conversion price of $.1379 per share (See Note 6).

On April 12, 2013, the Company entered into a conversion agreement executed by a note holder for 549,173 shares based on a conversion price of $.155302 per share (See Note 6).

On April 15, 2013, the Company entered into a conversion agreement executed by a note holder for 224,048 shares based on a conversion price of $.1339 per share (See Note 6).

On April 16, 2013, the Company entered into a conversion agreement executed by a note holder for 261,389 shares based on a conversion price of $.1339 per share (See Note 6).

On April 18, 2013, the Company entered into a conversion agreement executed by a note holder for 205,353 shares based on a conversion price of $.14609 per share (See Note 6).

On April 30, 2013, the Company entered into a conversion agreement executed by a note holder for 146,370 shares based on a conversion price of $.17080 per share (See Note 6).

On May 1, 2013, the Company entered into a conversion agreement executed by a note holder for 350,000 shares based on a conversion price of $.162167 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On May 10, 2013, the Company entered into a conversion agreement executed by a note holder for 175,644 shares based on a conversion price of $.1708 per share (See Note 6).

On May 23, 2013, the Company entered into a conversion agreement executed by a note holder for 195,993 shares based on a conversion price of $.1530667 per share (See Note 6).

On May 31, 2013, the Company entered into a conversion agreement executed by a note holder for 400,000 shares based on a conversion price of $.144667 per share (See Note 6).

On June 5, 2013, the Company entered into a conversion agreement executed by a note holder for 182,167 shares based on a conversion price of $.1435 per share (See Note 6).

On June 5, 2013, the Company entered into a conversion agreement executed by a note holder for 187,547 shares based on a conversion price of $.1333 per share (See Note 6).

On June 10, 2013, the Company entered into a conversion agreement executed by a note holder for 226,929 shares based on a conversion price of $.1322 per share (See Note 6).

On June 11, 2013, the Company entered into a conversion agreement executed by a note holder for 201,513 shares based on a conversion price of $.1322 per share (See Note 6).

On June 17, 2013, the Company entered into a conversion agreement executed by a note holder for 146,771 shares based on a conversion price of $.1362667 per share (See Note 6).

On June 21, 2013, the Company entered into a conversion agreement executed by a note holder for 224,383 shares based on a conversion price of $.1337 per share (See Note 6).

On June 26, 2013, the Company entered into a conversion agreement executed by a note holder for 300,000 shares based on a conversion price of $.1225 per share (See Note 6).

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
AS OF JUNE 30, 2013
(UNAUDITED)

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).  The following assets were acquired in the transaction:

	6 Months Ended	Year Ended
	June 30, 2013	December 31, 2012

Goodwill at fair value, Opening Balance	$9,655,588	$-

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	-	10,000,000

Net assets acquired:
Current assets	-	281,527
Cash	7,736	62,885
Total net assets acquired	7,736	344,412

Goodwill at fair value, Ending Balance	$9,647,852	$9,655,588

During the six months ended June 30, 2013, the Company received an additional $7,736 related to the acquisition which reduced the carrying value of the goodwill as of June 30, 2013.

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

On June 14, 2013, the Company amended the terms of 12,000,000 fully vested stock options held by the chief financial officer of the Company.  In connection with the modification, the Company extended the expiration date of the stock options by 2 years.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

The extension is considered a modification for which incremental compensation cost was recognized as the excess of the fair value of the modified award over the fair value of the original award immediate before its terms are modified which was calculated to be $994,141, using the Black-Scholes valuation model.   The fair value was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	299%
Expected term:	2.59 years
Risk free interest rate	0.49%

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer to an employment agreement.  The Company recognized an expense of $115,288 for the six months ended June 30, 2013.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013; dividend yield of zero, expected volatility of 140.3%, risk-free interest rates of .37%, expected life of three years.

The following tables summarize all option grants as of June 30, 2013, and the related changes during these periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life
	Options	Price	(in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2011	12,000,000	0.12	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - June 30, 2013	12,700,000	0.14	2.55
Exercisable - June 30, 2013	12,700,000
Per Detail Schedule	12,700,000
Difference	-

As of June 30, 2013, the Company has reserved 12,700,000 shares of common stock for the future exercise of the options.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

NOTE 9         COMMITMENTS

(A)  Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is for ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  In January of 2011, the President/CEO resigned and was appointed to the Chairman and CFO.  For the year ended December 31, 2012, the Company has recorded $216,000 in compensation expense (See Note 9).  In May of 2013, the Company amended the agreement for the Chairman and CFO to receive monthly compensation of $24,000 beginning May 1, 2013.

On January 17, 2011, the Company executed an employment agreement with an executive to be the President and CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive shall receive an additional twenty million common shares directly from the Chairman of the Company.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, terminate the initial 20% commission on sales and to add a commission on sales equal to 10% of gross quarterly profits.  The agreement also calls for the employee to receive health benefits (See Note 8(B) and 8(I)).  In May of 2013, the Company amended the agreement for the President and CEO to receive monthly compensation of $18,000 beginning May 1, 2013.

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

On November 26, 2012, the Company executed an employment agreement with its VP of Music Development. . The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $7,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of June 30, 2013 the employee received 250,000 shares with a fair value of $58,750 (See Note 8(B)),

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $8,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of June 30, 2013 the employee received 250,000 shares with a fair value of $58,750 (See Note 8(B)),

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director  will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 12       SUBSEQUENT EVENTS

In July of 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors.  The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months.  In addition, the Company agreed to issue 1,500,000 common shares as consideration for these services.

Through the filing of these financial statements, the Company converted a total of approximately $728,856 in convertible debt comprised of principal and accrued interest into approximately 5,724,614 common shares.

On August 8, 2013, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.  The note matures on May 12, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

On August 7, 2013, the Company issued 100,000 warrants under a consulting agreement.  The warrants expire in three years from the date of issuance and have an exercise price of $0.40 per share.

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

Corporate History and Structure

Max Sound Corporation (the “Company”) was incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

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

In January of 2011, the Company hired its’ current President and CEO, and Mr. Halpern retained the title of Chairman and CFO.

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“LSI”)(the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, the assets of LSI were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $0.404 per share.  The assets of LSI purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; gift card retail contracts via incomm; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

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

In 2011, the Company received from Mr. Halpern additional net advances on the established lines of credit in the amount of $134,000 and forgiveness of $244,000 through conversion of debt notes and accrued salary into shares at 11 cents per share.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

	For the Three Months Ended,
	June 30, 2013	June 30, 2012

Revenue	$732	$-

Operating Expenses
General and administrative	492,879	144,717
Consulting	143,211	139,611
Professional fees	110,630	26,059
Compensation	411,340	162,000
Total Operating Expenses	1,158,060	472,387

Loss from Operations	(1,157,328)	(472,387)

Other Income / (Expense)
Interest income	-	57
Interest expense	(32,453)	(127,730)
Derivative Expense	(71,752)	-
Amortization of debt offering costs	(72,418)	(29,178)
Amortization of debt discount	(660,334)	(185,392)
Change in fair value of embedded derivative liability	47,534	(9,285)
Total Other Income / (Expense)	(789,423)	(351,528)

Provision for Income Taxes	-	-

Net Loss	$(1,946,751)	$(823,915)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	295,880,176	255,335,394

For the three months ended June 30, 2013 and for the three months ended June 30, 2012

General and Administrative Expenses: Our general and administrative expenses were $492,879 for the three months ended June 30, 2013 and $144,717 for the three months ended June 30, 2012, representing an increase of $348,162, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $143,211 for the three months ended June 30, 2013 and $139,611 for the three months ended June 30, 2012, representing an increase of $3,600. While the Company has increased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial increase was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $110,630 for the three months ended June 30, 2013 and $26,059 for the three months ended June 30, 2012, representing an increase of $84,571 as a result of legal fees in connection with patent work.

Compensation: Our compensation expenses were $411,340 for the three months ended June 30, 2013 and $162,000 for the three months ended June 30, 2012, representing an increase of $249,340, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended June 30, 2013 and 2012, were $1.946.751, compared to $823.915, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially increased as a result of increase in general and administrative expenses, endorsement fees, legal fees and compensation expense.

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Revenue	$1,720	$-

Operating Expenses
General and administrative	1,440,696	338,332
Endorsement fees	480,000	-
Consulting	270,287	259,611
Professional fees	603,388	84,629
Compensation	681,699	324,000
Total Operating Expenses	3,476,070	1,006,572

Loss from Operations	(3,474,350)	(1,006,572)

Other Income / (Expense)
Interest income	-	129
Interest expense	(62,109)	(127,730)
Derivative Expense	(95,877)	-
Amortization of debt offering costs	(121,655)	(30,380)
Loss on conversions	(46,093)	-
Amortization of debt discount	(1,082,097)	(189,925)
Change in fair value of embedded derivative liability	236,026	(79,789)
Total Other Income / (Expense)	(1,171,805)	(427,695)

Provision for Income Taxes	-	-

Net Loss	$(4,646,155)	$(1,434,267)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year Basic and Diluted	293,158,844	255,274,304

For the six months ended June 30, 2013 and for the six months ended June 30, 2012

General and Administrative Expenses: Our general and administrative expenses were $1,440,696 for the six months ended June 30, 2013 and $338,332 for the six months ended June 30, 2012, representing an increase of $1,102,364 or approximately 389.54%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $480,000 for the six months ended June 30, 2013 and $0 for the six months ended June 30, 2012, representing an increase of $480,000 or approximately 100% as a result of endorsement agreement with a music entertainer  to promote and market our Max Sound HD Audio Technology.

Consulting Fees:  Our consulting fees were $270,287 for the six months ended June 30, 2013 and $259,611 for the six months ended June 30, 2012, representing an increase of $10,676 or approximately 4.11%, as a result of our continued use of consultants to further develop our Max Sound HD Audio Technology.

Professional Fees: Our professional fees were $603,388 for the six months ended June 30, 2013 and $84.629 for the six months ended June 30, 2012, representing an increase of $518,759 or approximately 612.98% as a result of legal fees in connection with patent work and an increase in the expenses associated with the preparation of our financial statements and other regulatory filings required for publicly traded companies.

Compensation: Our compensation expenses were $681,699 for the six months ended June 30, 2013 and $324,000 for the six months ended June 30, 2012, representing an increase of $357,699, or 110.4%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the six months ended June 30, 2013 and 2012, were $4,646,155, compared to $1,434,267, respectively. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially increased as a result of increase in general and administrative expenses, endorsement fees, legal fees and compensation expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $1,720 and $0 for the six months ended June 30, 2013 and 2012, respectively. We have an accumulated deficit of $23,114,321 for the period from December 9, 2005 (inception) to June 30, 2013, and have negative cash flow from operations of $5,454,740 from inception.

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

From our inception through June 30, 2013, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder and unrelated third parties. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

We have received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 and $16,700 on May 11, May 22, and May 26, 2009, respectively. Each of these loans is due upon demand and accrue interest at the prime rate as of the date of issuance. The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers. For the purposes of this agreement, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company. Based on the prime rate as of the date of issuance, we have determined that the prime rate shall be 3.25%. As of June 30, 2013, we owed $0 in principal and $0 in accrued interest.

We have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, and $500,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and were due on May 29, 2011, November 11, 2011, and March 25, 2012.  As of June 30, 2013, we owe $0 in principal and accrued interest of $0 related to these lines of credit.

On October 13, 2008, the Company entered into an employment agreement with the principal stockholder whereby the principal stockholder would be paid $18,000 per month for a term of ten (10) years for services rendered as the Chief Executive Officer of the Company.

On February 18, 2011 the Company’s Board authorized the issuance and conversion of 2,218,182 shares of par value $0.0001 common stock at $0.11 per share as payment to the principal stockholder for conversion of $100,000 of the debt outstanding and the full $144,000 in accrued wages payable owed as of January 31, 2011. Pursuant to the Board’s authorization and resulting issuance of shares, the principal shareholder has entered into an agreement (the “Conversion Agreement”) with the Company relinquishing the Company from any further obligation to the principal shareholder with respect to $100,000 of the note payable outstanding and all amounts due and payable as wages as of January 31, 2011.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted would have a material impact on the accompanying financial statements.

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $1,720 and $0 in revenue for the six months ended June 30, 2013 and 2012, respectively.

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

Subsequent Events

In July of 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors.  The agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months.  In addition, the Company agreed to issue 1,500,000 common shares as consideration for these services.

Through the filing of these financial statements, the Company converted a total of approximately $728,856 in convertible debt comprised of principal and accrued interest into approximately 5,724,614 common shares.

On August 8, 2013, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.  The note matures on May 12, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

On August 7, 2013, the Company issued 100,000 warrants under a consulting agreement.  The warrants expire in three years from the date of issuance and have an exercise price of $0.40 per share.

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

On February 21, 2012, the Company filed a suit against a former consultant (the “Consultant”) in the Superior Court of California, Los Angeles County – Central District for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition. It seeks damages from the former consultant due to their alleged failure to meet the contractual requirements regarding promotions and seeks in excess of the jurisdictional amount which is $50,000 dollars. The attorneys for the Consultant filed a motion to withdraw from the case based on non-payment, which was recently granted. A status conference has been scheduled for August 16, 2013, at which time the Consultant is responsible to find new representation.

On August 14, 2012, Max Sound Corporation was named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego.  Two shareholders of Max Sound Corporation, Mr. Lloyd Trammell and Mr. Robert Wolff, were also named as defendants in the lawsuit.  The plaintiff Robert Steele alleges he was terminated by “Acoustics Control Sciences, LLC” in August, 2008 without receiving wages and other compensation allegedly due him.  The plaintiff further claims that two of members or “shareholders” wrongfully transferred a patent owned by from his former employer and this transfer prevented his former employer from paying the wages alleged due.  According to the plaintiff, when So Act Network, Inc. (which later changed its name to Max Sound Corporation) purchased the assets of Audio Genesis LLC, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer.  Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint.  Max Sound answered the complaint denying these allegations, denying that is a successor-in-interest and denying any obligation to pay wages to someone that was never employed by Max Sound Corporation.  Max Sound Corporation’s answer was served on June 28, 2013 and discovery has only begun.  A trial date was set for September 19, 2014.  Although Max Sound Corporation anticipates filing dispositive motions prior to trial, the outcome is presently unknown.

On August 23, 2012, Koss Corporation filed a lawsuit against Max Sound Corporation in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement.  Based upon its federally registered trademark “Hearing is Believing” for stereo headphones, Koss Corporation contends that Max Sound’s use of “Hearing in Believing” in advertisements for mobile phone software and Max Sounds’ related trademark application for mobile phone software constitutes trademark infringement and unfair competition.  Max Sound denies these allegations.  Max Sound contends that the goods and services of the two companies are not related and are, in fact, sold or distributed in different channels.  Moreover, Max Sound contends that consumers in this area are sophisticated and will not be confused about the origins of the parties’ respective goods or services.  On October 26, 2012, Max Sound filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin The Wisconsin lawsuit was dismissed for lack of personal jurisdiction.  On June 7, 2013, Koss Corp. re-filed its lawsuit in the U.S. District Court for the Central District of California.  About the same time, the U.S. Patent and Trademark Office published in the Official Gazette “Hearing is Believing” as a trademark for Max Sound Corporation.  Koss Corp. responded by filing an opposition to registration of that mark by Max Sound Corporation.  Koss opposition to registration, pending before the Trademark Trial and Appeal Board (“TTAB”), repeats the same allegations that appear in Koss’ federal complaint.  Max Sound Corporation denied the allegations of the TTAB opposition and the federal complaint.  Max Sound Corporation contends there is no likelihood of consumer confusion because the parties’ respective products are quite different and are marketed to consumers by very different methods and by different channels of trade.  Hence, consumers will not be deceived or confused into believing that mobile phone software from Max Sound Corporation originates from the same source as Koss’ stereophones.  Since the lawsuit was only recently filed, discovery has just begun.  No trial date has been set and the outcome is presently unknown.

On April 8, 2013, Max Sound Corporation filed an Arbitration Complaint with the United States Mediation and Arbitration Company bearing Civil Case No. 210483 in the State of California, for the County of San Diego, entitled Max Sound Corporation v. Christopher Record, et al. naming Christopher Record, individually, and doing business as Team Take Massive Action as defendants.  The arbitration action arose out of Christopher Record’s actions while employed with Max Sound Corporation.  Counsel for Max Sound Corporation and Christopher Record entered into settlement negotiations, and the parties were able to reach resolution with regard to the claims and allegations concerning the arbitration action.  Whereas, in settlement of the arbitration action, Christopher Record has agreed to return to Max Sound Corporation Four Million (4,000,000) shares of Max Sound Corporation common stock that was either issued or vested to Christopher Record in consideration for Max Sound Corporation’s dismissal of the arbitration action.  Counsel for Max Sound Corporation and Christopher Record have exchanged a Settlement Agreement and Release to memorialize the terms of the settlement and counsel expect the Settlement Agreement and Release to be executed by the parties shortly.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2013, the Company entered into an agreement whereby the Company will issue up to $61,750 in a convertible note.  The note matures on January 8, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $61,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 8, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $62,933.

On April 5, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $60,000 ($0.24/share).

On April 5, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $57,500 ($0.23/share).

On April 8, 2013, the Company entered into a conversion agreement executed by a note holder for 181,291 shares based on a conversion price of $.1379 per share.

On April 12, 2013, the Company entered into a conversion agreement executed by a note holder for 549,173 shares based on a conversion price of $.155302 per share.

On April 15, 2013, the Company entered into a conversion agreement executed by a note holder for 224,048 shares based on a conversion price of $.1339 per share.

On April 15, 2013, the Company issued 57,692 shares of common stock for services having a fair value of $15,000 ($0.26/share).

On April 16, 2013, the Company entered into a conversion agreement executed by a note holder for 261,389 shares based on a conversion price of $.1339 per share.

On April 17, 2013, the Company entered into an agreement whereby the Company will issue up to $41,750 in a convertible note.  The note matures on January 22, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $41,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 23, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $42,429.

On April 18, 2013, the Company entered into a conversion agreement executed by a note holder for 205,353 shares based on a conversion price of $.14609 per share.

On April 26, 2013, the Company entered into an agreement whereby the Company will issue up to $194,444 in a convertible note.  The note matures on April 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $194,444 proceeds, less the $19,444 original issue discount pursuant to the terms of this convertible note, on April 26, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $195,828.  In connection with this raise, the Company also issued 175,000 three year warrants exercisable at $0.40/share.

On April 30, 2013, the Company entered into a conversion agreement executed by a note holder for 146,370 shares based on a conversion price of $.17080 per share.

On May 1, 2013, the Company entered into a conversion agreement executed by a note holder for 350,000 shares based on a conversion price of $.162167 per share.

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on February 2, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $13,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on May 2, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $168,169.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on May 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 original issue discount pursuant to the terms of this convertible note, on May 3, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $83,867.  In connection with this raise, the Company also issued 75,000 three year warrants exercisable at $0.40/share.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on May 2, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on May 3, 2013.  As of June 30, 2013, the convertible note balance and accrued interest is $25,402.

On May 10, 2013, the Company entered into a conversion agreement executed by a note holder for 175,644 shares based on a conversion price of $.1708 per share.

On May 20, 2013, the Company issued 26,087 shares of common stock for services having a fair value of $6,000 ($0.23/share).

On May 23, 2013, the Company entered into a Securities Purchase Agreement (Aggregate SPA) by and between the Company and three (3) institutional investors.  The Purchase Agreement provides for the sale by the Company to the Investors of an aggregate principal amount of $2,222,222.16 of 4% Convertible Debentures, with 10% Original Issue Discount that is due twelve months from their date of issuance (the “Debentures”).  The Subscription Amount shall be funded in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) on the initial closing date of May 23, 2013 and seven (7) additional installments in the amount of $277,777.77(net amount of $250,000 less debt offering costs to the Company after the original issue discount) shall each be funded on or about the first day of each calendar month commencing on June 1, 2013.

On May 23, 2013, the Company entered into a conversion agreement executed by a note holder for 195,993 shares based on a conversion price of $.1530667 per share.

On May 31, 2013, the Company entered into a conversion agreement executed by a note holder for 400,000 shares based on a conversion price of $.144667 per share.

On June 5, 2013, the Company entered into a conversion agreement executed by a note holder for 182,167 shares based on a conversion price of $.1435 per share.

On June 5, 2013, the Company entered into a conversion agreement executed by a note holder for 187,547 shares based on a conversion price of $.1333 per share.

On June 10, 2013, the Company entered into a conversion agreement executed by a note holder for 226,929 shares based on a conversion price of $.1322 per share.

On June 11, 2013, the Company entered into a conversion agreement executed by a note holder for 201,513 shares based on a conversion price of $.1322 per share.

On June 17, 2013, the Company entered into a conversion agreement executed by a note holder for 146,771 shares based on a conversion price of $.1362667 per share.

On June 21, 2013, the Company entered into a conversion agreement executed by a note holder for 224,383 shares based on a conversion price of $.1337 per share.

On June 26, 2013, the Company entered into a conversion agreement executed by a note holder for 300,000 shares based on a conversion price of $.1225 per share.

As of June 30, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $62,500 ($0.25/share).

As of June 30, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $63,750 ($0.26/share).

During the 3 months ended June 30, 2013, the Company issued 1,000,000 warrants in connection with convertible debenture agreements.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Title of Document

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	MAX SOUND CORPORATION

	By:	/s/ John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)