Form 10-Q
period 2013-09-30
Max Sound Corp
filed 2013-11-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 12, 2013, there were 308,917,335 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
September 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Max Sound Corporation, and “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	3	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2013 (UNAUDITED).

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2013(UNAUDITED).

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO SEPTEMBER 30, 2013(UNAUDITED).

PAGES	6 - 45	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(UNAUDITED)
ASSETS
Current Assets
Cash	$-	$135,298
Inventory	39,041	8,796
Prepaid expenses	69,414	51,554
Debt offering costs - net	79,650	87,879
Total Current Assets	188,105	283,527

Property and equipment, net	289,678	327,525

Other Assets
Security deposit	413	413
Intangible assets	17,447,852	17,455,863
Total Other Assets	17,448,265	17,456,276

Total Assets	$17,926,048	$18,067,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdraft	$37,484	$-
Accounts payable	172,888	32,786
Accrued expenses	79,187	66,440
Line of credit - related party	150,000	-
Derivative liabilities	1,500,960	1,166,286
Convertible note payable, net of debt discount of $1,105,143 and $643,814, respectively	826,763	603,240
Total Current Liabilities	2,767,282	1,868,752

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 306,744,563 and 287,366,648 shares issued and outstanding, respectively	30,674	28,737
Additional paid-in capital	40,602,628	35,243,005
Deferred compensation	(68,750)	(605,000)
Deficit accumulated during the development stage	(25,405,786)	(18,468,166)
Total Stockholders' Equity	15,158,766	16,198,576

Total Liabilities and Stockholders' Equity	$17,926,048	$18,067,328

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,		For the Period FromDecember 9, 2005 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$487	$-	$2,207	$-	$26,038

Operating Expenses
General and administrative	788,055	212,553	2,228,751	550,885	4,273,659
Endorsement fees	-	-	480,000	-	5,422,277
Consulting	151,150	228,217	421,437	487,828	6,431,681
Professional fees	182,196	34,736	785,584	119,365	1,315,954
Website development	-	-	-	-	251,263
Compensation	279,700	166,600	961,399	490,600	4,323,965
Total Operating Expenses	1,401,101	642,106	4,877,171	1,648,678	21,982,799

Loss from Operations	(1,400,614)	(642,106)	(4,874,964)	(1,648,678)	(21,956,761)

Other Income / (Expense)
Interest income	-	23	-	152	688
Gain on extinguishment of debt	-	-	-	-	6,643
Interest expense	(82,638)	(97,257)	(144,747)	(224,987)	(203,119)
Derivative Expense	(100,590)	-	(196,467)	-	(397,862)
Amortization of debt offering costs	(127,051)	(38,302)	(248,706)	(68,682)	(375,560)
Loss on conversions	-	-	(46,093)	-	(46,093)
Amortization of debt discount	(794,785)	(243,780)	(1,876,882)	(433,705)	(2,726,684)
Change in fair value of embedded derivative liability	214,213	195,038	450,239	115,249	429,417
Total Other Income / (Expense)	(890,851)	(184,278)	(2,062,656)	(611,973)	(3,312,570)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(2,291,465)	$(826,384)	$(6,937,620)	$(2,260,651)	$(25,269,331)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding during the year Basic and Diluted	304,789,731	256,250,214	296,835,083	255,598,643

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to September 30, 2013
(UNAUDITED)

					Additional				Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	-	-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-		(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525				10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	16,198,576

Common stock issued for services ($0.30/sh)	-	-	300,000	30	89,970				90,000

Common stock issued for services ($0.24/sh)	-	-	250,000	25	59,975			(36,000)	24,000

Common stock issued for services ($0.24/sh)	-	-	700,000	70	173,530				173,600

Common stock issued for services ($0.36/sh)	-	-	500,000	50	182,450				182,500

Common stock issued for services ($0.25/sh)	-	-	375,000	38	93,712				93,750

Common stock issued for services ($0.26/sh)	-	-	700,000	70	181,930				182,000

Common stock issued for services ($0.27/sh)	-	-	120,000	12	32,388	-	-	-	32,400

Common stock issued for interest expense ($0.25/sh)	-	-	8,000	-	2,000				2,000

Common stock issued for interest expense ($0.21/sh)	-	-	8,000	-	1,648				1,648

Common stock issued for services ($0.25/sh)	-	-	60,000	6	14,994				15,000

Common stock issued for services ($0.26/sh)	-	-	375,000	38	95,587				95,625

Common stock issued for services ($0.26/sh)	-	-	57,692	6	14,994				15,000

Common stock issued for services ($0.23/sh)	-	-	26,087	3	5,997				6,000

Common stock issued for services ($0.23/sh)	-	-	250,000	25	57,475				57,500

Common stock issued for services ($0.24/sh)	-	-	250,000	25	59,975				60,000

Common stock issued for services ($0.21/sh)	-	-	1,500,000	150	314,850	-	-	-	315,000

Return of shares	-	-	(750,000)	(75)	75				-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	1,706,329	-	-	-	1,706,329

Exercise of stock warrants	-	-	430,800	43	43,037	-	-	-	43,080

Warrants issued for services	-	-	-	-	84,028	-	-	-	84,028

Stock opitons issued for services	-	-	-	-	115,288				115,288

Deferred compensation realized	-	-	-	-	-	-	-	572,250	572,250

Convertible debt conversion into common stock	-	-	14,122,372	1,412	2,008,846	-	-	-	2,010,258

Shares issued as a finders fee	-	-	94,964	9	20,545	-	-	-	20,554

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	(6,937,620)	-	-	(6,937,620)

Balance September 30, 2013	-	$-	306,744,563	$30,674	$40,602,628	$(25,405,786)	$-	$(68,750)	$15,158,766

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended,		For the Period From December 9, 2005 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(6,937,620)	$(2,260,651)	$(25,269,331)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	57,626	35,834	177,206
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Stock and stock options issued for services	1,493,663	168,205	4,227,728
Stock issued for debt financing costs	-	-	20,400
Warrants issued for services	84,028	48,031	1,214,193
Loss on debt conversion	46,093	-	46,093
Trademark Impairment	275	-	275
Amortization of stock options	-	-	1,199,794
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	536,250	6,250	8,062,716
Amortization of original issue discount	91,089	-	91,089
Security deposit	-	-	(413)
Amortization of debt offering costs	157,616	68,682	284,470
Amortization of debt discount	1,876,881	433,705	2,727,632
Change in fair value of derivative liability	(450,240)	69,400	(430,367)
Derivative Expense	196,467	-	397,862
Warrants issued for services treated as derivative liabilities	43,809	-	43,809
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(17,860)	2,577	85,937
Increase/(Decrease) in inventory	(30,245)	-	(30,245)
Increase/(Decrease) accounts payable	140,102	44,085	172,886
Increase/(Decrease) in accrued expenses	100,748	(107,272)	609,978
Net Cash Used In Operating Activities	(2,611,318)	(1,491,154)	(6,288,012)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issued for assets and intellectual property	7,736	-	70,620
Purchase of property equipment	(19,779)	(107,898)	(406,566)
Net Cash Provided by (Used In) Investing Activities	(12,043)	(107,898)	(336,221)

Cash Flows From Financing Activities:
Increase in cash overdraft	37,484	-	37,484
Proceeds from stockholder loans / Lines of credit	178,000	-	798,583
Repayment of stockholder loans	(28,000)	-	(548,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	2,257,499	1,197,000	4,051,599
Proceeds from warrants exercised	43,080	-	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	2,488,063	1,197,000	6,624,233

Net Increase / (Decrease) in Cash	(135,298)	(402,052)	-

Cash at Beginning of Period	135,298	516,532	-

Cash at End of Period	$-	$114,480	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$231	$444
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$-	$-	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$2,013,906	$215,027	$2,746,583
Shares issued in connection with stock dividend	$-	$-	$136,713
Shares issued for accrued interest	$3,648	$-	$3,648
Reclassification of derivative liability to additional paid in capital	$1,706,329	$115,688	$2,255,876
Stock sold for subscription	$-	$-	$464,750
Shares issued for direct offering costs	$20,554	$-	$20,554
Accrued interest reclassified to principal	$84,353	$-	$84,353
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$2,250,967	$1,072,456	$3,745,532

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2013 and December 31, 2012.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenues of $487, and $2,207 for the three and nine months ended September 30, 2013, respectively, and revenues of $0 for the three and nine months ended September 30, 2012.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $31,002 and $51,799 for the three and nine months ended September 30, 2013 and advertising costs of $39,644 and $90,713 for the three and nine months ended September 30, 2012.

(I) Identifiable Intangible Assets

As of September 30, 2013 and December 31, 2012, $17,447,852 and $17,455,863, respectively of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three and nine months ended September 30, 2013 and 2012.

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

The computation of basic and diluted loss per share at September 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2013	December 31, 2012

Stock Warrants (Exercise price - $0.10 - $.50/share)	3,335,000	2,415,800
Stock Options (Exercise price - $0.12 - $.50/share)	12,700,000	12,000,000
Convertible Debt (Exercise price - $0.11 - $.20/share)	17,074,937	6,201,734

Total	33,109,937	20,617,534

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

NOTE 2       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $25,405,786 for the period from December 9, 2005 (inception) to September 30, 2013, and has negative cash flow from operations of $6,288,012 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On July 30, 2013, the Company received $28,000 from the principal stockholder which was repaid on August 13, 2013.

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

During the month of September 2013, the Company received $150,000 from the principal stockholder.  The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand (See Note 10).

NOTE 5       PROPERTY AND EQUIPMENT

At September 30, 2013, and December 31, 2012, respectively, property and equipment is as follows:

	September 30, 2013	December 31, 2012

Website Development	$294,795	$294,795
Furniture and Equipment	111,406	98,613
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Office Equipment	55,150	48,162
Domain Name	1,500	1,500
Sign	628	628
Total	523,949	504,168
Less: accumulated depreciation and amortization	(234,271)	(176,643)
Property & Equipment, Net	$289,678	$327,525

Depreciation/amortization expense for the three and nine months ended September 30, 2013 was $16,870 and $57,626, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 6       CONVERTIBLE DEBT – DERIVATIVE LIABILITIES

On July 6, 2010, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matured on March 30, 2011, and bears an interest rate of 8%.  Any unpaid amount as of the maturity date bears an interest rate of 22%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion price equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six trading prices for the Common Stock during the ten (10) trading day period prior to the conversion.  In July of 2010, the Company received $50,000 proceeds less the $3,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012 the convertible note balance and accrued interest is $0.

On February 17, 2011, the Company entered into an agreement whereby the Company will issue up to $40,000 in a convertible note.  The note matures on November 17, 2011, and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock.  The conversion price equals the "Variable Conversion Price", which is 59% of the "Market Price", which is the average of the lowest six (6) trading prices for the Common Stock during the ten trading day period prior to the conversion.  In February of 2011, the Company received $40,000 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2012 the convertible note balance and accrued interest is $0.

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

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $10,500, respectively.

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

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  On October 31, 2012 the Company entered into a new agreement whereby up to $833,000 in convertible note will be issued.  The note matures on May 8, 2013, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on May 9, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $53,402, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $40,156, respectively.

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $61,054, respectively.

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $114,775, respectively.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,695, respectively.

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on August 15, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $55,943, respectively.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,354, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $169,491, respectively.

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $63,642, respectively.

On November 1, 2012, the  Company will issue up to $165,000 in a convertible note subject to a $15,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on November 1, 2013 and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $165,000, respectively.

On November 30, 2012, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $79,023, respectively.

On November 29, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on August 29, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $166,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of September 30, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $167,143, respectively.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $1,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on January 24, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.

On February 1, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 19, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $62,500 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 1, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.

On February 27, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on February 27, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $8,000 finder’s fee pursuant to the terms of this convertible note, on February 27, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $66,850.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $111,000 proceeds, less the $9,000 finder’s fee and an original issue discount of $10,000 pursuant to the terms of this convertible note, on March 13, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $115,970.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $55,500 proceeds, less the $500 finder’s fee and an original issue discount of $5,000 pursuant to the terms of this convertible note, on March 18, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $57,973.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On April 4, 2013, the Company entered into an agreement whereby the Company will issue up to $61,750 in a convertible note.  The note matures on January 8, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $61,750 proceeds less the $1,750 finder’s fee pursuant to the terms of this convertible note, on April 8, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $64,200.

On April 17, 2013, the Company entered into an agreement whereby the Company will issue up to $41,750 in a convertible note.  The note matures on January 22, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $41,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 23, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $43,283.

On April 26, 2013, the Company entered into an agreement whereby the Company will issue up to $194,444 in a convertible note.  The note matures on April 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $194,444 proceeds, less the $19,444 original issue discount pursuant to the terms of this convertible note, on April 26, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.  In connection with this raise, the Company also issued 175,000 three year warrants exercisable at $0.40/share.

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on February 2, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $13,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on May 2, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $171,555.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on May 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 original issue discount pursuant to the terms of this convertible note, on May 3, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $0.  In connection with this raise, the Company also issued 75,000 three year warrants exercisable at $0.40/share.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on May 2, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on May 3, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $26,042.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On May 23, 2013, the Company entered into a Securities Purchase Agreement “Aggregate SPA” by and between the Company and three (3) institutional investors. The Purchase Agreement provides for the sale by the Company to the Investors of an aggregate principal amount of $2,222,222 of 4% Convertible Debentures, with 10% Original Issue Discount that is due twelve months from their date of issuance (the “Debentures”). The Subscription Amount shall be funded in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) on the initial closing date (the “Closing Date”) of May 23, 2013 and seven (7) additional installments in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) shall each be funded on or about the first day of each calendar month commencing on June 1, 2013.

In addition, the Company issues debt offering costs (placement agent fees) equal to 7% of the aggregate purchase price paid by each purchase and equity equaling 2% of the gross proceeds received by the Company valued at the investors, conversion price.

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

The Debentures shall be convertible into common stock, at the investors’ option, at a twenty-five percent (25%) discount to the average price of the lowest three (3) closing bid prices for the common stock during the ten (10) trading days prior to the conversion date. In the event of default, the Debentures shall be convertible into common stock at a thirty-five percent (35%) discount to the Market Price. In the event that the Company fails in any material respect to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended, with regards to the filing of Form 10-Q's and 10-K's or ceases to be subject to the Exchange Act, the Debentures shall be convertible into common stock at a fifty percent (50%) discount to the Market Price, unless the Company has a registration statement declared effective by the SEC, which covers for resale the shares issued in connection with the investor’s, conversion.

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

As of September 30, 2013, the Company (from the Aggregate SPA) received proceeds totaling $833,333 less $83,333 original issue discount and debt offering costs totaling $85,054, which includes 94,964 common shares of the Company’s common stock valued at $20,554 issued to the finder.

As of September 30, 2013, the Aggregate SPA convertible note balance and accrued interest is $844,106.

On June 27, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on June 26, 2014 and bears a one-time interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on June 27, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $52,500.

On August 8, 2013, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.  The note matures on May 12, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $103,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on August 13, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $104,715.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On August 9, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on August 8, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on August 9, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $25,360.

On August 21, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on August 20, 2014 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on August 21, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $50,000.

On August 19, 2013, the Company entered into an agreement whereby the Company will issue up to $227,222 in a convertible note.  The note matures on August 18, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $227,222 proceeds, less the $5,000 finder’s fee and an original issue discount of $22,222 pursuant to the terms of this convertible note, on August 19, 2013.  As of September 30, 2013, the convertible note balance and accrued interest is $228,279.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

		Nine Months Ended	Year ended
		September 30, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	0% - 10%
Default interest rate		14% - 22%	0% - 22%
Maturity		October 24, 2013 - September 26, 2014	December 19, 2012 - November 19, 2013

Conversion terms 1	70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$-	$166,667
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	102,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,667
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	111,000
Conversion terms 6	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	-	62,500
Conversion terms 7	70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	-	58,333
Conversion terms 8	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 9	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 10	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	55,000
Conversion terms 11	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period.	-	83,333
Conversion terms 12	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 13	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	-	62,500
Conversion terms 14	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	165,000
Conversion terms 15	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion	-	-
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 18	Conversion price of $0.50 per share	-	120,000
Conversion terms 19	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	100,000	-
Conversion terms 20	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	83,333	-
Conversion terms 21	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	166,000	-
Conversion terms 22	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	25,000	-
Conversion terms 23	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	111,000	-
Conversion terms 24	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	55,500	-
Conversion terms 25	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	62,500	-
Conversion terms 26	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	100,000	-
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	277,777	-
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	166,000	-
Conversion terms 29	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	103,500	-
Conversion terms 30	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	833,333	-
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 32	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 33	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	227,222	-
Conversion terms 34	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	50,000	-
Conversion terms 35	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500	-
Conversion terms 36	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-

		$2,564,665	$1,924,333

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company issued convertible notes totaling $2,564,665 and $1,924,333 respectively. The Convertible notes consist of the following terms:

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

During the nine months ended September 30, 2013, the Company converted debt and accrued interest, totaling $2,010,258 into 14,122,372 shares of common stock.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,333	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	1,247,053	0% - 10%

Borrowings during the nine months ended September 30, 2013	2,564,665	4% - 10%	October 24, 2013 - September 26, 2014

Non-Cash Reclassification of accrued interest converted	84,353

Conversion of debt to into 14,122,372 shares of common stock with a valuation of $2,010,258 ($0.1216 - $0.1783/share) including the accrued interest of $84,353 and loss on conversion of $46,093	(1,964,165)

Convertible Debt Balance as of September 30, 2013	$1,931,906	4% - 10%

Debt Issue Costs

During the three and nine months ended September 30, 2013, the Company paid debt issue costs totaling $8,500 and $149,388, respectively, which includes fees paid through the issuance of common stock in the amount of $20,554..

During the year ended December 31, 2012, the Company paid debt issue costs totaling $214,733.

The following is a summary of the Company’s debt issue costs:

	Nine Months Ended	Year ended
	September 30, 2013	December 31, 2012

Debt issue costs	$149,388	$214,733
Accumulated amortization of debt issue costs	(69,738)	(126,854)

Debt issue costs - net	$79,650	$87,879

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

During the three and nine months ended September 30, 2013, the Company amortized $64,343 and $157,616 of debt issue costs, respectively.

During the three and nine months ended September 30, 2012, the Company amortized $38,302 and $68,682 of debt issue costs, respectively.

Debt Discount & Original Issue Discount

During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company recorded debt discounts totaling $2,250,967 and $1,469,633, respectively.

The debt discount recorded in 2013 and 2012 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $838,785 and $1,876,881 during the three and nine months ended September 30, 2013 to amortization of debt discount  expense.

The Company amortized $825,819 during the year ended December 31, 2012 to amortization of debt discount expense.

	Nine Months Ended	Year ended
	September 30, 2013	December 31, 2012

Debt discount	$3,471,143	$1,469,633
Accumulated amortization of debt discount	(2,366,000)	(825,819)

Debt discount - Net	$1,105,143	$643,814

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2013 and 2012 and warrants issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	$-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	2,447,434
Fair value at the commitment date for warrants issued	43,808
Change in fair value of embedded derivative liability for warrants issued	5,630
Change in fair value of embedded derivative liability for convertible instruments	(455,869)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,706,329)
Derivative Liability - September 30, 2013	$1,500,960

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the nine months ended September 30, 2013.  The Company recorded a derivative expense for the three and nine months ended September 30, 2013 of $100,589 and $196,467, respectively.  The Company recorded a derivative expense for the three and nine months ended September 30, 2012 of $0 and $0, respectively.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	118.99% - 303.64%	129.77% - 232.18%
Expected term:	0.75 - 3 Years	0.2 - 2.99 Years
Risk free interest rate:	0.15% - 0.17%	0.1% - 0.14%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	228.61% - 251.93%	156%
Expected term:	0.5 - 1 Years	0.5 - 1 Years
Risk free interest rate:	0.16% - 0.21%	0.16%

NOTE 7    CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up 120,000 in a convertible note.  The note matures on December 11, 2013 and bears an interest rate of 8%. As of September 30, 2013 and December 31, 2012, the Company balance of the convertible note and accrued interest is $124,304 and 120,526, respectively.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals to $0.50 per share.  For the nine months ended September 30, 2013, the Company issued 16,000 shares of common stock for accrued interest having a fair value of $3,648 ($0.23/share).

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of September 30, 2013, the Company recognized $960,000 in expense and recorded deferred compensation of $0 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of September 30, 2013, the Company recognized $81,250 in expenses and recorded deferred compensation of $68,750 (See Note 9(B)).

On October 31, 2012, the Company issued 60,000 shares of common stock for financing costs having a fair value of $20,400 ($0.34/share).

On January 1, 2013, the Company issued 300,000 shares of common stock for services having a fair value of $90,000 ($0.30/share).

For the nine months ended September 30, 2013, the Company issued 375,000 shares of common stock for services having a fair value of $93,750 ($0.25/share) in accordance with an employment agreement which stipulates a quarterly issuance of 125,000 shares.

For the nine months ended September 30, 2013, the Company issued 375,000 shares of common stock for services having a fair value of $95,625 ($0.26/share) in accordance with an employment agreement which stipulates a quarterly issuance of 125,000 shares.

On January 21, 2013, the Company issued 120,000 shares of common stock for services having a fair value of $32,400 ($0.27/share).

On January 30, 2013, the Company issued 250,000 shares of common stock for services to be performed over a period of six months having a fair value of $60,000 ($0.24/share), of which, $0 was included in deferred compensation as of September 30, 2013.

On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On July 8, 2013, the Company issued 1,500,000 to shares of common stock for services having a fair value of $315,000 ($0.21/share).

On July 23, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,648 ($0.21/share).

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
AS OF SEPTEMBER 30, 2013
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

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The Company recognized an expense of $84,028 for the nine months ended September 30, 2013.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013, dividend yield of zero, expected volatility of 140.30%; risk-free interest rates of 0.37%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share (See Note 9(B)).

On January 31, 2013 an individual exercised 430,800 of stock warrants at an exercise price of $0.10 per share for proceeds of $43,080.

On August 7, 2013, the Company issued 100,000 warrants for services rendered. The Company recognized compensation expense of $43,809 on the date of issuance with the offset being recorded to derivative liabilities since the Company applied the provisions of ASC No. 815, pertaining to the potential settlement in a variable amount of shares given the company’s shares are tainted.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions, dividend yield of zero, expected volatility of 297%; risk-free interest rates of 0.61%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.40 per share (See Note 9(B)).

During the nine months ended September 30, 2013, the Company issued 1,200,000 warrants in connection with convertible debenture agreements entered into.  (See note 6).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

The following tables summarize all warrant grants as of September 30, 2013, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	1,800,000	$0.41
Exercised	(430,800)	$0.10
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, September 30, 2013	2,525,000	$0.34	2.2

A summary of all outstanding and exercisable warrants as of September 30, 2013 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.10	525,000	525,000	.9 years	$58,800
$0.25	200,000	200,000	1.7 years	$-
$0.40	1,300,000	1,200,000	2.7 years	$-
$0.45	500,000	500,000	2.3 years	$-
	2,525,000	2,525,000	2.2 years	$58,800

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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On July 1, 2013, the Company entered into a conversion agreement executed by a note holder for 251,608 shares based on a conversion price of $0.119233 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement executed by a note holder for 655,922 shares based on a conversion price of $0.12915 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement executed by a note holder for 787,700 shares based on a conversion price of $0.12915 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement executed by a note holder for 644,002 shares based on a conversion price of $0.13025 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement executed by a note holder for 1,503,816 shares based on a conversion price of $0.13025 per share (See Note 6).

On July 8, 2013, the Company entered into a conversion agreement executed by a note holder for 325,910 shares based on a conversion price of $0.122733 per share (See Note 6).

On July 11, 2013, the Company entered into a conversion agreement executed by a note holder for 197,940 shares based on a conversion price of $0.119 per share (See Note 6).

On July 24, 2013, the Company entered into a conversion agreement executed by a note holder for 140,400 shares based on a conversion price of $0.14245 per share (See Note 6).

On August 1, 2013, the Company entered into a conversion agreement executed by a note holder for 247,336 shares based on a conversion price of $0.13790 per share (See Note 6).

On August 7, 2013, the Company entered into a conversion agreement executed by a note holder for 623,640 shares based on a conversion price of $0.13790 per share (See Note 6).

On August 19, 2013, the Company entered into a conversion agreement executed by a note holder for 110,000 shares based on a conversion price of $0.1388 per share (See Note 6).

On August 26, 2013, the Company entered into a conversion agreement executed by a note holder for 106,158 shares based on a conversion price of $0.1437 per share (See Note 6).

On August 27, 2013, the Company entered into a conversion agreement executed by a note holder for 250,000 shares based on a conversion price of $0.152600 per share (See Note 6).

On September 3, 2013, the Company entered into a conversion agreement executed by a note holder for 195,822 shares based on a conversion price of $0.1532 per share (See Note 6).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On September 6, 2013, the Company entered into a conversion agreement executed by a note holder for 172,176 shares based on a conversion price of $0.1452 per share (See Note 6).

On September 10, 2013, the Company entered into a conversion agreement executed by a note holder for 196,292 shares based on a conversion price of $0.152833 per share (See Note 6).

On September 11, 2013, the Company entered into a conversion agreement executed by a note holder for 71,023 shares based on a conversion price of $0.1408 per share (See Note 6).

On September 19, 2013, the Company entered into a conversion agreement executed by a note holder for 205,714 shares based on a conversion price of $0.145834 per share (See Note 6).

On September 27, 2013, the Company entered into a conversion agreement executed by a note holder for 189,780 shares based on a conversion price of $0.147047 per share (See Note 6).

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

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).  The following assets were acquired in the transaction:

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012

Goodwill at fair value, Opening Balance	$9,655,588	$-

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	-	10,000,000

Net assets acquired:
Current assets	-	281,527
Cash	8,011	62,885
Total net assets acquired	8,011	344,412

Goodwill at fair value, Ending Balance	$9,647,577	$9,655,588

During the nine months ended September 30, 2013, the Company received an additional $7,736 related to the acquisition which reduced the carrying value of the goodwill as of September 30, 2013.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer pursuant to an amended employment agreement dated December 31, 2012. The Company recognized an expense of $115,288 for the nine months ended September 30, 2013. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013; dividend yield of zero, expected volatility of 140.3%, risk-free interest rates of .37%, expected life of three years.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

The following tables summarize all option grants as of September 30, 2013, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	-	-
Forfeited or Cancelled	-	-
Outstanding - December 31, 2011	12,000,000	0.120	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited or Cancelled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.120	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Cancelled	-	-	-
Outstanding - September 30, 2013	12,700,000	0.140	2.30
Exercisable - September 30, 2013	12,700,000
Per Detail Schedule	12,700,000
Difference	-

As of September 30, 2013, the Company has reserved 12,700,000 shares of common stock for the future exercise of the options.

NOTE 9     COMMITMENTS

(A) Employment Agreement

On October 13, 2008, the Company executed an employment agreement with its President and CEO. The term of the agreement is for ten years. As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008. In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation. The agreement also called for the employee to receive health benefits. In January of 2011, the President/CEO resigned and was appointed Chairman and CFO. For the year ended December 31, 2012, the Company recorded $216,000 in compensation expense (See Note 10). In May of 2013, the Company amended the agreement for the Chairman and CFO to receive monthly compensation of $24,000 beginning May 1, 2013.

On January 17, 2011, the Company executed an employment agreement with an executive to be the President and CEO for five years.  As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.  The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.  As a supplement to the agreement, on February 4, 2011, the executive received an additional twenty million common shares directly from the Chairman of the Company.  On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, terminate the initial 20% commission on sales and to add a commission on sales equal to 10% of gross quarterly profits.  The agreement also called for the employee to receive health benefits (See Note 8(B) and 8(I)).  In May of 2013, the Company amended the agreement for the President and CEO to receive monthly compensation of $18,000 beginning May 1, 2013.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

On November 26, 2012, the Company executed an employment agreement with its VP of Music Development. . The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $7,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of September 30, 2013 the employee received 375,000 shares with a fair value of $93,750 (See Note 8(B)),

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $8,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of September 30, 2013 the employee received 375,000 shares with a fair value of $95,625 (See Note 8(B)),

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On August 3, 2012, the Company entered into an endorsement agreement with an unrelated third party for a period from August 3, 2012 through August 3, 2015.  In exchange for the services provided, the Company issued 3,000,000 shares of common stock having a fair value of $960,000 ($0.30/share) based upon fair value on the date of grant (See Note 8(B)). The delivery of the shares will be made in four 750,000 tranches to coincide with each of the four points listed below:

●	Record two (2) one-minute video endorsements (English and Spanish)
●	Release of Mobile Application
●	Use of MAXD HD technology in the next two major music projects.
●	Any additional projects that effectively promote the use of MAXD technology.

As December 31, 2012, the first two of the four points listed above have been completed and the Company recorded $480,000 as deferred compensation and $480,000 in endorsement expense.  As of March 31, 2013, the second two of the four points listed above have been completed and the Company recognized $480,000 in endorsement expense (See Note 8(B)). The Company and the third party have completed the video endorsement and the mobile application and launched both in August 2013. In September 2013, the parties decided that they would not be effective working together due to a change in marketing goals. Therefore, the parties expect to formalize an agreement prior to year end of 2013 whereby the Company will not promote the endorsement or the mobile application and the third party will return all shares received to the Company who in turn will return them to the Company treasury.

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

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

In July of 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors. The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months. On July 8, 2013, the Company issued 1,500,000 common shares as consideration for these services valued at $315,000 (See note 8(C)).

In July of 2013, the Company entered into a digital content distribution agreement for a period of 1 year.  The agreement calls for an advance of $25,000, the fees are recorded as prepaid expenses, earned based on downloaded content for a minimum of $120,000 per year.  The agreement also calls for a onetime fee of $50,000 for synchronization services of which $25,000 has been paid and has been recorded as a prepaid expense.  As of September 30, 2013, the Company paid a total of $50,000 in connection with this agreement which has been recorded as prepaid expenses.

(C) Operating Lease Agreements

On September 20, 2012, the Company took over a month to month operating lease upon completing the asset purchase agreement with Liquid Spins. The lease began on October 1, 2012 at a monthly rate of $1,585.

On September 1, 2010, the Company executed a three-year non-cancelable operating lease for its new corporate office space. The lease began on October 1, 2010 and expires on September 30, 2013. Total base rent due during the term of the lease is $134,880. At the current time the Company is continuing on with the existing office space on a month to month basis based on the previous terms and conditions of the recently expired lease.

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

During the month of September 2013, the Company received $150,000 from the principal stockholder.  The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand (See Note 4).

On October 14, 2008, the Company issued 44,900,000 shares of common stock to its founder having a fair value of $44,900 ($0.001/share) in exchange for services provided. As a result of the forward split effected in January 2009, the 44,900,000 shares were increased to 179,600,000 shares and its purchase price was similarly adjusted to $0.00025 (See Note 8(B) and Note 7(D)).

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On October 13, 2008, the Company executed an employment agreement with its President and CEO.  The term of the agreement is ten years.  As compensation for services, the President will receive a monthly compensation of $18,000 beginning October 13, 2008.  In addition, to the base salary, the employee is entitled to receive a 10% commission of all sales of the Corporation.  The agreement also calls for the employee to receive health benefits.  In January of 2011, the President/CEO resigned and was appointed Chairman and CFO.  In May of 2013, the Company amended the agreement for the Chairman and CFO to receive monthly compensation of $24,000 beginning May 1, 2013 (See Note 9(A)).

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

On February 21, 2012, the Company filed a suit for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition with a former consultant.   It seeks damages due to their alleged failure to meet the contractual requirements regarding promotions.  The defendant has been served.  In August of 2013, the Company received a Default Judgment against the Defendant.  This case will be vigorously prosecuted and has a good likelihood of success.  The case seeks in excess of the jurisdictional amount which is $50,000 dollars.

On August 14, 2012, the Company, along with two shareholders of the Company, were named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego. The plaintiff alleges he was terminated by his former employer “Acoustics Control Sciences, LLC” (which is a company that is not affiliated with Max Sound Corporation) in August, 2008 without receiving wages and other compensation allegedly due him. The plaintiff further claims that two of the members or “shareholders” of Acoustics Control Sciences, LLC, wrongfully transferred a patent owned by his former employer and this transfer prevented his former employer from paying the wages alleged due. According to the plaintiff, when the assets of his former employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously prosecuted and has a good likelihood of success.

On August 23, 2012, Koss Corporation filed a lawsuit against the Company in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement. Based upon its federally registered trademark “Hearing is Believing” for stereo headphones, Koss Corporation contends that the Company’s use of “Hearing in Believing” in advertisements for mobile phone software and the Company’s related trademark application for mobile phone software constitutes trademark infringement and unfair competition. The Company denies these allegations, and contends that the goods and services of the two companies are not related and are, in fact, sold or distributed in different channels. On October 26, 2012, the Company filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin, and the lawsuit was dismissed for lack of personal jurisdiction. On June 7, 2013, Koss Corp. re-filed its lawsuit in the U.S. District Court for the Central District of California. About the same time, the U.S. Patent and Trademark Office published in the Official Gazette “Hearing is Believing” as a trademark for the Company. Koss Corp. responded by filing an opposition to registration of that mark by Max Sound Corporation. Koss opposition to registration, pending before the Trademark Trial and Appeal Board (“TTAB”), repeats the same allegations that appear in Koss’ federal complaint. Max Sound Corporation denied the allegations of the TTAB opposition and the federal complaint. The parties are in the final stage of settlement at this time. Due to a lack of interest to use the trademark by the Company and its’ partners, the Company plans to abandon the mark and expects the matter will be concluded to its satisfaction prior to year end 2013.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

MAX SOUND CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 12   SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $312,671 in convertible debt comprised of principal and accrued interest into approximately 2,172,772 common shares.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on October 6, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $282,778 proceeds, less the $32,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On September 30, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note.  The note matures on September 30, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $110,000 proceeds, less an original issue discount of 10,000 pursuant to the terms of this convertible note on October 2, 2013, subsequent to September 30, 2013.  In conjunction with the raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on July 12, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $78,500 proceeds, less debt issue costs of $3,500 pursuant to the terms of this convertible note, on October 17, 2013.

On September 30, 2013, the Company raised an additional $222,222 under the terms of the $2,222,222 Aggregate SPA with the funds being received subsequent to September 30, 2013.  The note matures twelve months from the date of issuance has a 4% stated interest rate with 10% Original Issue Discount.  In conjunction with the raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 21, 2013, the Company’s directors agreed to pay a 5% in restricted shares as a result of referrals made to investors in previous offerings authorizing the issuance of 31,250 shares.

The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of the line of credit obtained March 25, 2010.

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

Corporate History and Structure

Max Sound Corporation (the “Company”) was incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO, CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

In May of 2010, we acquired the world-wide rights to all fields of use for Max Sound HD Audio technology. In November of 2010, we opened our post-production facility for Max Sound HD Audio in Santa Monica, California. In February of 2011, after several successful demonstrations to multi-media industry company executives, we decided to shift the focus of the Company to the marketing of the Max Sound HD Audio technology and commenced the name change from So Act Network, Inc. to Max Sound Corporation and the symbol from SOAN to MAXD.

In January of 2011, the Company hired its current President and CEO, and Mr. Halpern retained the title of Chairman and CFO.

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“LSI”) (the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, the assets of LSI were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $0.404 per share.  The assets of LSI purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; gift card retail contracts via incomm; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

In July 2013 the Company released an update to its flagship High Definition music app for Android; Spins HD featuring MAX-D's patent pending digital audio technology (Maximum Definition), providing the clearest and crispest sound standard for music playback on any Smartphone or portable media player.

The new Spins HD App gives users more control than ever in how they organize and playback their music in High Definition. The Spins HD App allows users to create a playlist from any artist, track, albums, genres, and queue. Users can also create, rename and delete playlists, or create and edit new ones from queued tracks. They can delete specific tracks from a queue or select to play at a specific point in the queue.

Going beyond EQ-based apps in Google Play, MAX-D's patent pending technology is unlike other high-definition portable audio solution on the market. MAX-D converts the original, compressed digital recording to a warm analog sounding sound wave. MAX-D has the ability to restore the full breadth of the original recording, even though it is still technically playing back the digital mp3 file. With the Spins HD App, users can adjust different parts of the sound wave – customizing it to the low, mid or high range – or let the app itself do the work by setting musical genre defaults like pop, rock, jazz, classical, reggae, hip-hop and Latin.

The MAX-D technology is now integrated in the Spins HD App. The acquisition of Liquid Spins late last year allows users to download music and listen to it on the new Spins HD app, available at either Google Play or liquidspins.com.

In August 2013, InComm and Liquid Spins increased production of new Digital Music Gift cards; adding a fresh look and new locations to their current distribution network. The new Liquid Spins Gift cards will also direct consumers to download the SPINS HD Audio app, where consumers can listen to their music in HD. This first phase launch of Gift cards is strategically placed in approximately 4,050 convenience stores across the United States. InComm anticipates nearly half of the $15, $25 and $50 Gift cards will be placed into stores by October with the remaining balance placed by end of year 2013.

With the demand for digital music on the rise, Liquid Spins continues to expand the relationship with InComm, anticipating full distribution rollout throughout 2014 of Liquid Spins Gift cards into a majority of InComm's 400,000 retail locations with traffic of over one billion consumers per week.

InComm is a leading provider of cutting-edge prepaid products, services and transaction technologies to retailers, brands and consumers. InComm supports more than 400,000 points of distribution and helps retailers build prepaid card destinations, connects brands with new markets and gives consumers a simple, secure shopping experience. InComm stays ahead of emerging trends by analyzing market needs and leveraging its global, innovative commerce platform, go-to-market expertise and extensive partner relationships. With 123 global patents, InComm is headquartered in Atlanta and has offices in North and South America, Europe and the Asia-Pacific region.

Also in August 2013, the company unveiled its newly redesigned music store, Liquid Spins (https://liquidspins.com/). In addition to having a brand new look, and being easier to navigate, the Spins' site began adding more than 7.5 million songs from independent music distributor -- The Orchard (http://www.theorchard.com/). This additional music complements existing titles from all major record labels, including: Universal Music Group, Sony Music Group, Warner Brothers Music Group, Red Distribution and Curb Records.

Liquid Spins offers instant access to one of the most extensive collections of digital DRM free music on the web today. The new Spins' site also offers customers a free MAX-D™ powered HD mobile app, SPINS HD. This app dynamically plays customer's on-device music catalog in High Definition without altering the original file. The SPINS HD app has seen mass consumer adoption with over 10,000 downloads achieved within the first 72 hours of its release.

The Orchard has offices in New York City, Nashville, London, Barcelona, Berlin and Paris, along with other cities around the world. Along with acting as a distributor for independent artists and a diverse collection of labels such as Daptone Records, Cleopatra, Barsuk Records and Frenchkiss Records, it licenses music for use in television, film and advertising.

In September 2013, the Company’s MAX-D HD Audio technology was spotlighted at Qualcomm's annual Uplinq Software Conference and subsequently on its Worldwide Developer Network.

By porting the MAX-D algorithm to the Qualcomm Hexagon™ DSP, and introduction at Uplinq, several business and technology opportunities have arisen.

https://developer.qualcomm.com/showcase/max-d-complex-hardware-upgrade-becomes-simple-software-upgrade (Application Story Source: Qualcomm Developer Network)

Qualcomm is the industry leader in 3G and next-generation mobile technologies, producing close to half the chip-sets used in the global smart phone market, and powering some of the most well known brands such as Samsung, Sony, HTC, BlackBerry and LG.

MAX-D's low-level easy-integration is now able to take advantage of the Heterogeneous Computing on Hexagon's architecture, providing the most true-to-life and perfect audio experience not previously possible. http://www.qualcomm.com/media/videos/mobile-heterogeneous-computing-action-max-sound (Video source: Qualcomm)

This development provides Depth, Detail and Dimension of the audio that can now come from a mobile device with the Company’s patent-pending HD Audio Technology thus providing consumers with the best auditory-sensory-experience from their movies, music, games and voice transmissions.

MAX-D is not limited to mobile devices; it can run anywhere there is a Snapdragon processor, and RAM. MAX-D HD can perfect audio in automobiles, home entertainment systems, headphones or speakers. Anywhere audio can go, so can MAX-D.

The result of the yearlong development with Qualcomm onto Snapdragon, which was first announced in Q3 2012 is that many of their well known OEM brands are now pursuing opportunities to incorporate MAX-D HD Audio into their Smartphone device markets. The Company anticipates that it will see the realization of those developments in Q2 and Q3 2014.

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

We have also received three loans from Mr. Greg Halpern, in the amount of $9,500, $15,000 or $16,700 on May 11, May 22, and May 26, 2009, respectively.  Each of the loans bears an interest rate equal to the primate rate as of the date of issuance.  These loans matured and expired in 2011.  We also entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 for an additional $500,000 and matured in 2012.  On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2013.  Interest will accrue on each advance at an annual rate of 4%.  We believe that the $1,000,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2013 to continue marketing the Max Sound HD Audio Technology aggressively to Multi-Media Industry Users of Audio and Audio with Video products.

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

	For the Three Months Ended,
	September 30, 2013	September 30, 2012

Revenue	$487	$-

Operating Expenses
General and administrative	788,055	212,553
Consulting	151,150	228,217
Professional fees	182,196	34,736
Compensation	279,700	166,600
Total Operating Expenses	1,401,101	642,106

Loss from Operations	(1,400,614)	(642,106)

Other Income / (Expense)
Interest income	-	23
Interest expense	(82,638)	(97,257)
Derivative Expense	(100,590)	-
Amortization of debt offering costs	(127,051)	(38,302)
Amortization of debt discount	(794,785)	(243,780)
Change in fair value of embedded derivative liability	214,213	195,038
Total Other Income / (Expense)	(890,851)	(184,278)

Provision for Income Taxes	-	-

Net Loss	$(2,291,465)	$(826,384)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)

Weighted average number of shares outstanding during the year Basic and Diluted	304,789,731	256,250,214

For the three months ended September 30, 2013 and for the three months ended September 30, 2012

Revenue: Our primary source of revenue at present is from music sales on our LiquidSpins.com store website and through the sale of digital music as the backend for Incomm through large and small retailers. Future revenue in 2014 is expected from licensing our MAX-D HD Audio solution to Qualcomm OEM’s.

General and Administrative Expenses: Our general and administrative expenses were $788,055 for the three months ended September 30, 2013 and $212,553 for the three months ended September 30, 2012, representing an increase of $575,502 or approximately 271%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $151,150 for the three months ended September 30, 2013 and $228,217 for the three months ended September 30, 2012, representing a decrease of $77,067. While the Company has decreased the use of consultants to assist the Company in raising capital, and the promotion of the Max Sound Technology, the overall substantial decrease was due primarily to the discontinued use of consultants needed for promotional and marketing services related to our social networking website, which was abandoned on August 16, 2011.

Professional Fees: Our professional fees were $182,196 for the three months ended September 30, 2013 and $34,736 for the three months ended September 30, 2012, representing an increase of $147,460, or approximately 425%, as result of legal fees in connection with patent work.

Compensation: Our compensation expenses were $279,700 for the three months ended September 30, 2013 and $166,600 for the three months ended September 30, 2012, representing an increase of $113,100, or approximately 68%, as a result of our expensing of monthly compensation to our CFO, CEO, and CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended September 30, 2013 and 2012, was $2,291,465, and $826,384, respectively, representing an increase of approximately 177%. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially increased as a result of increase in general and administrative expenses, endorsement fees, legal fees and compensation expense.

	For the Nine Months Ended,
	September 30, 2013	September 30, 2012

Revenue	$2,207	$-

Operating Expenses
General and administrative	2,228,751	550,885
Endorsement fees	480,000	-
Consulting	421,437	487,828
Professional fees	785,584	119,365
Compensation	961,399	490,600
Total Operating Expenses	4,877,171	1,648,678

Loss from Operations	(4,874,964)	(1,648,678)

Other Income / (Expense)
Interest income	-	152
Interest expense	(144,747)	(224,987)
Derivative Expense	(196,467)	-
Amortization of debt offering costs	(248,706)	(68,682)
Loss on conversions	(46,093)	-
Amortization of debt discount	(1,876,882)	(433,705)
Change in fair value of embedded derivative liability	450,239	115,249
Total Other Income / (Expense)	(2,062,656)	(611,973)

Provision for Income Taxes	-	-

Net Loss	$(6,937,620)	$(2,260,651)

Net Loss Per Share - Basic and Diluted	$(0)	$(0)

Weighted average number of shares outstanding during the year Basic and Diluted	296,835,083	255,598,643

For the nine months ended September 30, 2013 and for the nine months ended September 30, 2012

Revenue: Our primary source of revenue at present is from music sales on our LiquidSpins.com store website and through the sale of digital music as the backend for Incomm through large and small retailers. Future revenue in 2014 is expected from licensing our MAX-D HD Audio solution to Qualcomm OEM’s.

General and Administrative Expenses: Our general and administrative expenses were $2,228,751 for the nine months ended September 30, 2013 and $550,885 for the nine months ended September 30, 2012, representing an increase of $1,677,866 or approximately 304.58%, as a result of our expenses on the general operation of the Company including added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees: Our endorsement fees were $480,000, for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2012, representing an increase of $480,000 or approximately 100%, as a result of endorsement agreement with a music entertainer to promote and market our Max Sound HD Audio Technology.

Consulting Fees: Our consulting fees were $421,437 for the nine months ended September 30, 2013 and $487,828 for the nine months ended September 30, 2012, representing a decrease of $66,391, or approximately 13.61%, as a result of our continued use of consultants to further develop our Max Sound HD Audio Technology.

Professional Fees: Our professional fees were $785,584 for the nine months ended September 30, 2013 and $119,365 for the nine months ended September 30, 2012, representing an increase of $666,219, or approximately 558.14%, as a result of legal fees in connection with patent work and an increase in the expenses associated with the preparation of our financial statements and other regulatory filings required for publicly traded companies.

Compensation: Our compensation expenses were $961,399 for the nine months ended September 30, 2013 and $490,600 for the nine months ended September 30, 2012, representing an increase of $470,799, or 95.96%, as a result of our expensing of monthly compensation to our CFO, CEO, and CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the nine months ended September 30, 2013 and 2012, were $6,937,620, and $2,260,651, respectively, representing an increase of approximately 207%. While the operational expenses in marketing our Max Sound technology increased from the same period of last year, the overall amount of net loss substantially increased as a result of increase in general and administrative expenses, endorsement fees, legal fees and compensation expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations.  Revenue was $2,207 and $0 for the nine months ended September 30, 2013 and 2012, respectively. We have an accumulated deficit of $25,405,786 for the period from December 9, 2005 (inception) to September 30, 2013, and have negative cash flow from operations of $6,288,012 from inception.

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

From our inception through September 30, 2013, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our principal stockholder and unrelated third parties. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Prior to September 30, 2013, we have entered into three lines of credit with our principal stockholder, Mr. Greg Halpern, in the amount of $100,000, $100,000, $500,000 and $150,000, respectively. Pursuant to the lines of credit agreements, the lines of credits bear an annual interest rate of 3.25% and were due on May 29, 2011, November 11, 2011, March 25, 2012 and September 2013.  As of September 30, 2013, we owe $150,000 in principal and accrued interest of $213 related to these lines of credit.   The Company repaid $150,213 in principal and accrued interest in the month of October 2013.

On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2013.  Interest will accrue on each advance at an annual rate of 4%.

Other than the repayment of our lines of credit, our significant commitments in the near term consist primarily of obligations pursuant to outstanding employment, consulting and operating lease agreements (see Note 9).

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $2,207 and $0 in revenue for the nine months ended September 30, 2013 and 2012, respectively.

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

Prior to February of 2011, the Company's business operations were related to the development and launching of a social networking website. However, since February of 2011, our business focus has been on the marketing of our Max Sound HD Audio Technology. Since 2011 was our initial year of marketing our technology, management considers past operational levels to be inconsistent with future operations mainly due to the shift in business focus. In our impairment testing, the Company made assumptions towards the income and expenses expected in the future including, but not limited to, determining the actual expenses incurred in the current year that were attributable to the new business focus in order to develop an annual cost benchmark, trends in the marketplace, feedback from current and past marketing activities, and assessments upon the useful life of the technology rights.

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

As part of the impairment test, the Company reviewed its' initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances which are similar to the Company's products would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that its technology rights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of its technology. If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update its impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Subsequent Events

Through the filing of these financial statements, the Company converted a total of approximately $312,671 in convertible debt comprised of principal and accrued interest into approximately 2,172,772 common shares.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note. The note matures on October 6, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $282,778 in proceeds, less the $32,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013. In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On September 30, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note. The note matures on September 30, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $110,000 in proceeds, less an original issue discount of 10,000 pursuant to the terms of this convertible note on October 2, 2013, subsequent to September 30, 2013. In conjunction with the raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on July 12, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $78,500 in proceeds, less debt issue costs of $3,500 pursuant to the terms of this convertible note, on October 17, 2013.

On September 30, 2013, the Company raised an additional $222,222 under the terms of the $2,222,222 Aggregate SPA with the funds being received subsequent to September 30, 2013.  The note matures twelve months from the date of issuance has a 4% stated interest rate with 10% Original Issue Discount.  In conjunction with the raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 21, 2013, the Company’s directors agreed to pay a 5% in restricted shares as a result of referrals made to investors in previous offerings authorizing the issuance of 31,250 shares.

The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of the line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 21, 2012, the Company filed a suit against FX Marketing (the “Consultant”) in the Superior Court of California, Los Angeles County – Central District for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition. It seeks damages from the former consultant due to their alleged failure to meet the contractual requirements regarding promotions and seeks in excess of the jurisdictional amount which is $50,000 dollars. The attorneys for the Consultant filed a motion to withdraw from the case based on non-payment, which was recently granted. In August 2013, the Company received a Default Judgement against the Defendant and on September 30, 2013 went before the court to prove up its Judgment for compensatory damages in the amount of $81,928.29.

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

On August 23, 2012, Koss Corporation filed a lawsuit against Max Sound Corporation in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement. Based upon its federally registered trademark “Hearing is Believing” for stereo headphones, Koss Corporation contends that Max Sound’s use of “Hearing in Believing” in advertisements for mobile phone software and Max Sounds’ related trademark application for mobile phone software constitutes trademark infringement and unfair competition. Max Sound denies these allegations. Max Sound contends that the goods and services of the two companies are not related and are, in fact, sold or distributed in different channels. Moreover, Max Sound contends that consumers in this area are sophisticated and will not be confused about the origins of the parties’ respective goods or services. On October 26, 2012, Max Sound filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin The Wisconsin lawsuit was dismissed for lack of personal jurisdiction. On June 7, 2013, Koss Corp. re-filed its lawsuit in the U.S. District Court for the Central District of California. About the same time, the U.S. Patent and Trademark Office published in the Official Gazette “Hearing is Believing” as a trademark for Max Sound Corporation. Koss Corp. responded by filing an opposition to registration of that mark by Max Sound Corporation. Koss opposition to registration, pending before the Trademark Trial and Appeal Board (“TTAB”), repeats the same allegations that appear in Koss’ federal complaint. Max Sound Corporation denied the allegations of the TTAB opposition and the federal complaint. Max Sound Corporation contends there is no likelihood of consumer confusion because the parties’ respective products are quite different and are marketed to consumers by very different methods and by different channels of trade. Hence, consumers will not be deceived or confused into believing that mobile phone software from Max Sound Corporation originates from the same source as Koss’ stereophones. The parties are in the final stage of settlement at this time. Due to a lack of interest to use the mark by the Company’s partners, the Company plans to abandon the mark and expects the matter will be concluded to its satisfaction with no further cost or expense prior to year end 2013.

On April 8, 2013, Max Sound Corporation filed an Arbitration Complaint with the United States Mediation and Arbitration Company bearing Civil Case No. 210483 in the State of California, for the County of San Diego, entitled Max Sound Corporation v. Christopher Record, et al. naming Christopher Record, individually, and doing business as Team Take Massive Action as defendants. The arbitration action arose out of Christopher Record’s actions while employed with Max Sound Corporation. Counsel for Max Sound Corporation and Christopher Record entered into settlement negotiations, and the parties were able to reach resolution with regard to the claims and allegations concerning the arbitration action. Whereas, in settlement of the arbitration action, Christopher Record agreed to return and has now returned to Max Sound Corporation Four Million (4,000,000) shares of Max Sound Corporation common stock that was either issued or vested to Christopher Record in consideration for Max Sound Corporation’s dismissal of the arbitration action. Counsel for Max Sound Corporation and Christopher Record have exchanged a Settlement Agreement and Release to memorialize the terms of the settlement which has now been executed by the parties. Credit of such shares to the Company Treasury is planned for the fourth quarter of 2013.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2013, the Company issued 375,000 shares of common stock for services having a fair value of $93,750 ($0.25/share).

For the nine months ended September 30, 2013, the Company issued 375,000 shares of common stock for services having a fair value of $95,625 ($0.26/share).

During the three months ended September 30, 2013, the Company issued 200,000 warrants in connection with convertible debenture agreements.

On August 7, 2013, the Company issued 100,000 warrants for services rendered. The Company recognized compensation expense of $43,809 on the date of issuance with the offset being recorded to derivative liabilities since the Company applied the provisions of ASC No. 815, pertaining to the potential settlement in a variable amount of shares given the company’s shares are tainted. The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions, dividend yield of zero, expected volatility of 297%; risk-free interest rates of 0.61%, expected life of three years. The warrants vested immediately. The warrants expire in three years from the date of issuance and have an exercise price of $0.40 per share (See Note 9(B)).

On July 1, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated November 29, 2012, with the original principal amount of $166,000, for 251,608 shares based on a conversion price of $0.119233 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement with ICG USA relating to a convertible promissory note dated February 1, 2013, with the original principal amount of $83,333, for 655,922 shares based on a conversion price of $0.12915 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement with ICG USA relating to a convertible promissory note dated January 25, 2013, with the original principal amount of $100,000, for 787,700 shares based on a conversion price of $0.12915 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement with ICG USA relating to a convertible promissory note dated May 3, 2013, with the original principal amount of $83,333, for 644,002 shares based on a conversion price of $0.13025 per share (See Note 6).

On July 2, 2013, the Company entered into a conversion agreement with ICG USA relating to a convertible promissory note dated April 26, 2013, with the original principal amount of $194,444, for 1,503,816 shares based on a conversion price of $0.13025 per share (See Note 6).

On July 8, 2013, the Company issued 1,500,000 to shares of common stock for services having a fair value of $315,000 ($0.21/share).

On July 8, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated November 29, 2012, with the original principal amount of $166,000, for 325,910 shares based on a conversion price of $0.122733 per share (See Note 6).

On July 11, 2013, the Company entered into a conversion agreement with JMJ relating to a convertible promissory note dated November 1, 2012, with the original principal amount of $165,000, for 197,940 shares based on a conversion price of $0.119 per share (See Note 6).

On July 23, 2013, the Company entered into a conversion agreement with Bibicoff Family Trust relating to a promissory note dated December 11, 2012, with the original principal amount of $120,000, for 8,000 shares of common stock for the payment of accrued interest for the three months ended September 30, 2013, having a fair value of $1,648 ($0.21/share) (See Note 7).

On July 24, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated November 29, 2012, with the original principal amount of $166,000, for 140,400 shares based on a conversion price of $0.14245 per share (See Note 6).

On August 1, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated November 29, 2012, with the original principal amount of $166,000, for 247,336 shares based on a conversion price of $0.13790 per share (See Note 6).

On August 7, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated January 24, 2013, with the original principal amount of $166,000, for 623,640 shares based on a conversion price of $0.13790 per share (See Note 6).

On August 19, 2013, the Company entered into a conversion agreement with Vista Capital Investments relating to a convertible promissory note dated February 6, 2013, with the original principal amount of $25,000, for 110,000 shares based on a conversion price of $0.1388 per share (See Note 6).

On August 26, 2013, the Company entered into a conversion agreement with Vista Capital Investments relating to a convertible promissory note dated February 6, 2013, with the original principal amount of $25,000, for 106,158 shares based on a conversion price of $0.1437 per share (See Note 6).

On August 27, 2013, the Company entered into a conversion agreement with JMJ relating to a convertible promissory note dated February 27, 2013, with the original principal amount of $100,000, for 250,000 shares based on a conversion price of $0.152600 per share (See Note 6).

On September 3, 2013, the Company entered into a conversion agreement with Asher relating to a convertible promissory note dated February 25, 2013, with the original principal amount of $62,500 for 195,822 shares based on a conversion price of $0.1532 per share (See Note 6).

On September 6, 2013, he Company entered into a conversion agreement with Asher relating to a convertible promissory note dated February 25, 2013, with the original principal amount of $62,500 for 172,176 shares based on a conversion price of $0.1452 per share (See Note 6).

On September 10, 2013, the Company entered into a conversion agreement with Tonaquint relating to aconvertible promissory note dated January 24, 2013, with the original principal amount of $166,000, for 196,292 shares based on a conversion price of $0.152833 per share (See Note 6).

On September 11, 2013, he Company entered into a conversion agreement with Asher relating to a convertible promissory note dated February 25, 2013, with the original principal amount of $62,500, for 71,023 shares based on a conversion price of $0.1408 per share (See Note 6).

On September 19, 2013, the Company entered into a conversion agreement with Tonaquint relating to aconvertible promissory note dated January 24, 2013, with the original principal amount of $166,000, for 205,714 shares based on a conversion price of $0.145834 per share (See Note 6).

On September 27, 2013, the Company entered into a conversion agreement with Tonaquint relating to aconvertible promissory note dated January 24, 2013, with the original principal amount of $166,000, for 189,780 shares based on a conversion price of $0.147047 per share (See Note 6).

The Company determined that the securities described above were issued in transactions that were exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder.   This determination was based on the non-public manner in which we offered the securities and on the representations of the recipients of the securities, which included, in pertinent part, that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that they were acquiring such securities for investment purposes for their own account and not with a view toward resale or distribution, and that they understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On September 30, 2013, the Company raised an additional $222,222, with the funds being received subsequent to September 30, 2013, under the terms of a Securities Purchase Agreement dated May 23, 2013, pursuant to which provides an aggregate of $2,222,222 convertible debentures were to be issued to certain investors over a period of time. The note matures twelve months from the date of issuance and has a 4% stated interest rate with 10% Original Issue Discount.  In conjunction with the raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On September 30, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note.  The note matures on September 30, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $110,000 proceeds, less an original issue discount of 10,000 pursuant to the terms of this convertible note on October 2, 2013, subsequent to September 30, 2013.  In conjunction with the raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on October 6, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $282,778 proceeds, less the $32,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on July 12, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $78,500 proceeds, less debt issue costs of $3,500 pursuant to the terms of this convertible note, on October 17, 2013.

On October 21, 2013, the Company’s directors agreed to pay a 5% in restricted shares as a result of referrals made to investors in previous offerings authorizing the issuance of 31,250 shares.

The Company determined that the securities described above were issued in transactions that were exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder.   This determination was based on the non-public manner in which we offered the securities and on the representations of the recipients of the securities, which included, in pertinent part, that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that they were acquiring such securities for investment purposes for their own account and not with a view toward resale or distribution, and that they understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6.	Exhibits

Exhibit No.	Title of Document

10.1*	Addendum to Employment Agreement, dated May 1, 2013, by and between Max Sound Corporation and Greg Halpern.

10.2*	Addendum to Employment Agreement, dated May 1, 2013, by and between Max Sound Corporation and John Blaisure.

10.3*	Convertible Promissory Note, dated August 19, 2013

10.4*	Common Stock Purchase Warrant, issued August 19, 2013

10.5*	Convertible Promissory Note, dated August 8, 2013

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2013	MAX SOUND CORPORATION

	By:	/s/ John Blaisure
John Blaisure President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)