Form 10-K
period 2013-12-31
Max Sound Corp
filed 2014-03-31
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, par value $.0001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $15,100,043.

As of March 29, 2014, the registrant had 317,021,065 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.          BUSINESS

Overview

Max Sound Corporation (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Delaware on December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The original business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and networking web site. In January of 2010, the Company launched their Internet search engine and networking website ( www.soact.net ).  In 2011, the Company decided to abandon its social networking website.  On May 11, 2010, the Company acquired the worldwide rights, title, and interest to all fields of use for MAX-D.

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the MAX-D technology.  Our current website ( www.maxsound.com ) is used to showcase the MAX-D technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“Liquid Spins”). Pursuant to the Asset Purchase Agreement, dated November 15, 2012, the assets of Liquid Spins were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  The price of the Shares was determined by taking the average of the daily closing prices for the Company’s common stock as reported on the OTC Bulletin Board on the ten (10) trading days immediately preceding the closing. The Liquid Spins’ assets that were purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; gift card retail contracts via Incomm; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

MAX Sound Corporation owns the worldwide rights to all fields of use to MAX-D HD Audio, which was invented by Lloyd Trammell, a top sound designer and audio engineer who helped develop and sell the first working Surround Sound System to Hughes Aircraft.  Mr. Trammell, who is now the CTO of MAX-D, also developed MIDI for Korg and owns five patents in dimensional sound processing.  We believe that MAX-D is to Audio what High Definition is to Video.  MAX-D works by converting all audio files to their highest possible acoustically perfect equivalent without increasing files size or bandwidth usage.

Description of Our Business

Max Sound (MAX-D) is engaged in activities to sell and license products and services based on its patent-pending MAX-D HD Audio Technology for sound recording and playback that dramatically improves the listener’s experience.  The Company is marketing MAX-D on the basis that it is to audio what HD is to video.  MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them.  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

The Company has grown this year to a staff of 18, including employees and sub-contractors. We now have an infrastructure that is allowing us to expand and execute quickly. In addition we have established business relationships with the leading companies in the Smartphone, Tablet, Chip, Music and Consumer Retail business. The Company is now executing its “Go To Market” strategy and sales programs as a first market mover solving the degraded compressed audio issues plaguing the audio currently being consumed. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the exploding smartphone tablet device phenomenon.

Acquisition of Liquid Spins

In December 2012, we completed the purchase of Liquid Spins (LiquidSpins.com), an online MP3 digital music service with agreements in place with major record labels listed in the section entitled "Market" below. Currently we have over 2 million tracks, and are currently importing an additional 7.5 million tracks from The Orchard, bringing us to a total of over 9.5 million. In addition, we have added a Liquid Spins MAX-D HD Audio Player App to the Google Play Store, along with a Liquid Spins Downloader App that allows the consumer to effortlessly download the MP3 tracks to any Android device. In addition the Downloader App keeps record of all purchased music for future downloads if needed.

Qualcomm

We have entered into a license agreement with Qualcomm that enables our MAX-D technology to be on Qualcomm’s Snapdragon DSP.  The license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice.  By residing on the Qualcomm Snapdragon DSP, the MAX-D HD Audio Technology will have the ability to control and convert to HD Audio up to 8 audio processes simultaneously. This will include Cellular Voice transmission and termination, streaming video, streaming audio and all content stored on the device in memory. Qualcomm currently has a significant portion of the entire global chip market for all smartphones and tablets and they believe their growth rate mirrors the industry. We anticipate a strong adoption from the OEMs licensing the MAX-D technology. Now that MAX-D is part of the Snapdragon Chip, we believe MAX-D can be successfully deployed on the chip, and will have the ability to be offered to up to 86 of Qualcomm’s OEM’s on potentially hundreds of millions of devices every quarter.

About MAX-D:

The MAX-D software improves the sound heard from any device. Consumers have unknowingly sacrificed better audio quality for portable convenience and MAX-D rectifies this problem by:

•	analyzing what content is missing from the compressed audio signal;
•	dynamically resynthesizing lost harmonics and natural sound fields in real time;
•	maximizing the output potential of any device without increasing original file size; and
•	without requiring consumers or OEM’s to change equipment or infrastructure.

MAX-D Benefits:

•	Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth;
•	High-resolution audio reproduction with an omni-directional sound field using only two speakers;
•	“Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and
•	More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity

MAX-D Markets:

MAX-D can be used in a variety of venues and applications that provide audio capability, as categorized below:

•	MOBILE - Communication | Voice – Data | Entertainment
•	ENTERTAINMENT - Music | Movies | Audiobooks | Streaming Content | Live Events
•	MULTI-MEDIA - Computing | Gaming
•	CONSUMER - Home Theater | Portable Audio Players | Live Concert Sound | Automotive

We intend to license the MAX-D technology to creators of film, music, broadcast, and gaming content and selling them the service of applying the MAX-D technology to their end product. MAX-D is fully compatible with existing playback technology. We believe that no current competitor can provide the level of sound quality and end user experience that MAX-D delivers. MAX-D technology is ready for these markets now.  We also intend to license the technology to manufacturers of consumer electronics products such as portable mp3 players, TV’s, Set Top Boxes, Car Stereo, Home Theatre, Smartphones and Tablets.

MAX-D Revenue Model:

The Company expects to derive its revenue through the licensing of its MAX-D technology.  The Company is negotiating the licensing of its HD Audio Technology onto hardware and software across the primary vertical markets in Entertainment, Multi-media and Mobile Communications technology.  It is also negotiating the “White Labeling,” or the adding of a customizable feature to the Liquid Spins Music Store, into all of these sectors and national retailers as well.

MAX-D Embedded Chip Solution: The MAX-D Embedded Chip technology is being designed to restore the natural sound field, causing compressed audio to sound like the original audio at playback time in any device. The audio does not have to be pre-processed or encoded. The Chip is being designed to be imbedded into TV Receivers, Digital Projection TVs, LCD TVs, Plasma TVs, Component DVD Players/Recorders, DVD Recorders, Set-Top Boxes, Personal Video Recorders (PVRs), Direct Broadcast Satellite (DBS) Receivers, Personal Computers, Satellite Radio Receivers, Mobile Video Devices, Domestic Factory Installed Auto Sound, Camcorders, MP3 Players, Electronic Gaming Hardware, Wireless Telephones, Cell Phones, and Personal Digital Assistants (PDAs).

MAX-D Dynamic Software Module: Max Sound has delivered and is working to implement an application programming interface (“API”) for all Internet applications to process all audio/video content streamed or downloaded by consumers. Viable target candidates within the next 24 months include streaming movie and music services such as Netflix and Spotify. Companies selling downloaded MP3’s are also expected to find immense value in our technology due to their dominance in web-based audio and video. This Module is a lossless dynamic process requiring no destructive encoding or decoding and needs no additional hardware or critical monitoring stage after processing.  In addition, no specialized decoder is necessary on any audio system.

Technology

MAX-D is a unique approach to processing sound, based on the physics of acoustics rather than electronics. Remarkably simple to deploy, MAX-D is a new technology that dramatically raises the standard for sound quality, with no corresponding increase in file size or transmission channel bandwidth.   This is accomplished by processing audio with our proprietary, patent-pending process. This embedded and duplicating format either remains the same, or can be converted to whatever format the user desires, while retaining unparalleled fidelity and dynamic range.

MAX-D restores the original recorded acoustical space in any listening environment. MAX-D is the only technology that both aligns phase and corrects phase distortion in a completed recording. MAX-D supplies missing audio content by adding acoustics and frequency response lost in the original recording or in the compression and transmission processes. MAX-D corrects and optimizes harmonic content and low frequency responses, greatly enhancing acoustic accuracy and we believe reduces ear fatigue.

MAX-D integrates time, phase, harmonics, dynamics, and sub-harmonic region optimizations in a fully dynamic fashion. MAX-D is a lossless dynamic process, requiring no destructive encoding/decoding process, or any specialized decoder at all. MAX-D needs no additional hardware or critical monitoring stage after processing.   The end result is that every aspect of audio processed with MAX-D  - voice, instrument, or special effects - sounds refreshingly clear, realistic, and natural. The MAX-D HD Audio Technology creates an optimum sound field throughout every listening environment – from the corners of a theater; on your living room couch; to the back seat of your car.

Market

MAX-D products and services are designed and intended to solve problems and add value to audio components of several separate industries, including consumer electronics, motion picture, broadcasting, video game, recording, cell phone, internet, and VOIP applications.

2013 was a year of creating relationships with companies across all vertical markets understanding the value of those industries and what it would mean to Max-D. It became clear that the device market was the largest for potential revenue and profits for the company. Our license agreement with Qualcomm has established the foundation for entry into this market. The MAX-D HD Audio player App provided the consumer the ability to experience MAX-D. The acquisition of Liquid Spins provided a music gateway directly to the retail consumer and the record labels and the ability to provide MAX-D HD Audio.

List of 2013 contracted companies:

Qualcomm	(Leader in Chips for Smartphones & Tablets)
Incomm	(Leader in retail music transaction distribution encompassing the largest Big Box companies)
EMI	(Leading Music Distribution)
Sony Music	(Leading Music Distribution)
UMG	(Leading Music Distribution)
RED Records	(Leading Music Distribution)
Curb Records	(Leading Music Distribution)
The Orchard	(Leading Music Distribution)

The company is now positioned to pursue the following expansion strategies:

•	Launch MAX-D audio on the Qualcomm Snapdragon DSP, which stands to make MAX-D audio available on potentially hundreds of millions of devices that can be licensed by up to 86 OEMs around the world.
•	Grow the MAX-D HD Audio Apps user base and begin selling a paid version of the App.
•	Deploy MAX-D APIs for use in streaming online Video/Audio and stand alone Audio services.

Competition

The Company’s management believes there are no current competitors capable of delivering the high quality of audio products and services produced by the company. Although other companies, like DTS or Dolby, have technologies that enhance sound; we do not believe these technologies negatively affect the Company because the MAX-D process can enhance the other audio company’s technology.

We believe we will be considered friendly competition in the future for four reasons; (1) we believe that MAX-D technology delivers the best sound quality available today, (2) MAX-D does not require any additional equipment; (3) MAX-D makes any competition’s audio processes sound better.

Intellectual Property

Max-D and HD Audio technologies and designs are Patent Pending and Trademarked. On February 8, 2011, the words “Max Sound” was issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705, and the words “HD Audio” are pending under Serial Number 85232456 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

The Company is in the process of filing 70 additional patents for its technology.

Research and Development

Throughout 2013, the Company continued to build out corporate infrastructure.  In the fiscal years ended December 31, 2013 and 2012, the Company spent $46,177 and $17,850 respectively, on research and development activities relating to the build-out for the Company’s App for Windows Linix and IOS, as well as the MAX-D’s 300 KB API.

Employees

As of December 31, 2013, we had 18 employees, 11 of which were full-time.

Anticipated Milestones for the Next Twelve Months

For the next twelve months, our most important goal is to become cash flow positive by growing Max Sound HD Audio sales through licensing and recurring revenue streams. Our goal is to have this growth improve our stock value and investor liquidity. We expect our financial requirements to increase with the additional expenses needed to promote the MAX-D HD Audio Technology. We plan to fund these additional expenses by equity loans from our existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

Over the next twelve months, our focus will be in the achieving and implementing the following:

1.
The marketing of the MAX-D Android and Windows APP for tablets and smartphones in addition to an APP that will run on the Apple OS into the direct consumer market. This will bring relevant traffic to the Liquid Spins Music Store producing music sales and subscription based revenue.

2.	The launch of White Label on line music stores and MAX-D HD Audio App’s.

3.	MAX-D is in the Qualcomm Snapdragon DSP through the Hexagon program. We will seek adoption of the MAX-D HD Audio Technology by Qualcomm’s OEMs.

4.	Deployment of Max Sound HD Audio appliances for key industry engineers and internet streaming companies allowing them to broadcast in MAX-D.

5.	Early adoption from the movie industry producing “Mastered in MAX-D” content.

Long-Term Goals

1.	Increase Max Sound’s customer base substantially producing large consumer adoption and branding.
2.	Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2014.
3.	Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.
4.	Explore the applicability of Liquid Spins in future agreements with MAX-D.

Where You Can Find More Information

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

ITEM 2.         PROPERTIES.

Office Arrangements and Operational Activities

In November 2010, we leased our MAX-D post production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one-year renewable options.

In December 2012, the Company took over a month-to-month operating lease upon the acquisition of Liquid Spins.  The office is located at 5525 Erindale Drive, Suite 200, Colorado Springs, CO, 80918.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us, except as follows:

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

On August 14, 2012, the Company, along with two shareholders of the Company, were named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego. The plaintiff alleges he was terminated by his former employer “Acoustics Control Sciences, LLC” (which is a company that is not affiliated with Max Sound Corporation) in August, 2008 without receiving wages and other compensation allegedly due him. The plaintiff further claims that two of the members or “shareholders” of Acoustics Control Sciences, LLC, wrongfully transferred a patent owned by his former employer and this transfer prevented his former employer from paying the wages alleged due. According to the plaintiff, when the assets of his former employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously prosecuted and has a good likelihood of success; plaintiff has initiated settlement discussions with the Company.

On August 23, 2012, Koss Corporation filed a lawsuit against the Company in the United States District Court for the Eastern District of Wisconsin alleging trademark infringement. Based upon its federally registered trademark “Hearing is Believing” for stereo headphones, Koss Corporation contends that the Company’s use of “Hearing in Believing” in advertisements for mobile phone software and the Company’s related trademark application for mobile phone software constitutes trademark infringement and unfair competition. The Company denies these allegations, and contends that the goods and services of the two companies are not related and are, in fact, sold or distributed in different channels. On October 26, 2012, the Company filed a motion to dismiss the lawsuit pending in the Eastern District of Wisconsin, and the lawsuit was dismissed for lack of personal jurisdiction. On June 7, 2013, Koss Corp. re-filed its lawsuit in the U.S. District Court for the Central District of California. About the same time, the U.S. Patent and Trademark Office published in the Official Gazette “Hearing is Believing” as a trademark for the Company. Koss responded by filing an opposition to registration of that mark by Max Sound Corporation. Koss’ opposition to registration, pending before the Trademark Trial and Appeal Board (“TTAB”), repeated the same allegations that appear in Koss’ federal complaint. The Company denied the allegations of the TTAB opposition and the federal complaint. Due to a lack of interest to use the trademark by the Company and its partners, the Company abandoned the mark and entered into a final settlement with the plaintiff in December 2013.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on the OTC Bulletin Board under the symbol “MAXD.” The following table sets forth, for the period indicated, the high and low bid quotations for the Company’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission, and may not represent actual transactions.

Price

	High	Low
2012
First quarter	$.75	$.16
Second quarter	$.39	$.04
Third quarter	$.56	$.28
Fourth quarter	$.45	$.26

2013
First quarter	$.39	$.19
Second quarter	$.32	$.17
Third quarter	$.30	$.18
Fourth quarter	$.28	$.18

Holders

As of March 29, 2014, in accordance with our transfer agent records, we had 1,276 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

None.

Stock Option Grants

On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement. On June 14, 2013, we amended the terms of such options to extend the expiration date by two years.

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer pursuant to an amended employment agreement dated December 31, 2012.

Recent Sales of Unregistered Securities

For the year ended December 31, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $125,000 ($0.25/share).

For the year ended December 31, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $127,500 ($0.26/share).

For the year ended December 31, 2013, the Company issued 31,250 shares of common stock for services having a fair value of $7,813 ($0.25/share).

For the year ended December 31, 2013, the Company issued 400,000 shares of common stock for services having a fair value of $94,000 ($0.23 - $0.37/share).

On October 1, 2013, the Company entered into a conversion agreement with Proteus Capital, LLC relating to a convertible promissory note dated March 14, 2013, with the original principal amount of $55,500, for 135,685 shares based on a conversion price of $0.1475 per share (See Note 6 to the accompanying financial statements).

On October 1, 2013, the Company entered into a conversion agreement with JMJ relating to a convertible promissory note dated February 27, 2013, with the original principal amount of $100,000, for 240,000 shares based on a conversion price of $0.1458 per share (See Note 6 to the accompanying financial statements).

On October 7, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated March 13, 2013, with the original principal amount of $111,000, for 337,990 shares based on a conversion price of $0.1486 per share (See Note 6 to the accompanying financial statements).

On October 9, 2013, the Company entered into a conversion agreement with Asher relating to a convertible promissory note dated April 4, 2013, with the original principal amount of $61,750, for 467,394 shares based on a conversion price of $0.138 per share (See Note 6 to the accompanying financial statements).

On October 14, 2013, the Company entered into a conversion agreement with Bibicoff Family Trust relating to a promissory note dated December 11, 2012, with the original principal amount of $120,000, for 8,000 shares of common stock for the payment of accrued interest for the three months ended September 30, 2013, having a fair value of $1,720 ($0.22/share) (See Note 7 to the accompanying financial statements).

On October 17, 2013, the Company entered into a conversion agreement with JMJ relating to a convertible promissory note dated February 27, 2013, with the original principal amount of $100,000, for 297,810 shares based on a conversion price of $0.1486 per share (See Note 6 to the accompanying financial statements).

On October 21, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated March 13, 2013, with the original principal amount of $111,000, for 198,719 shares based on a conversion price of $0.1530 per share (See Note 6 to the accompanying financial statements).

On October 24, 2013, the Company entered into a conversion agreement with Asher relating to a convertible promissory note dated April 17, 2013, with the original principal amount of $41,750 executed by a note holder for 310,143 shares based on a conversion price of $0.141 per share (See Note 6 to the accompanying financial statements).

On October 30, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated March 13, 2013, with the original principal amount of $111,000, executed by a note holder for 250,716 shares based on a conversion price of $0.1473 per share (See Note 6 to the accompanying financial statements).

On November 4, 2013, the Company entered into a conversion agreement with Vista relating to a convertible promissory note dated May 3, 2013, with the original principal amount of $25,000, for 70,000 shares based on a conversion price of $0.1461 per share (See Note 6 to the accompanying financial statements).

On November 25, 2013, the Company entered into a conversion agreement with Vista relating to a convertible promissory note dated May 3, 2013, with the original principal amount of $25,000 executed by a note holder for 70,000 shares based on a conversion price of $0.1398 per share (See Note 6 to the accompanying financial statements).

On November 8, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000, for 207,006 shares based on a conversion price of $0.1459 per share (See Note 6 to the accompanying financial statements).

On November 22, 2013, the Company entered into a conversion agreement with Proteus Capital, LLC relating to a convertible promissory note dated March 14, 2013, with the original principal amount of $55,500, executed by a note holder for 279,353 shares based on a conversion price of $0.14 per share (See Note 6 to the accompanying financial statements).

On November 25, 2013, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778, for 392,593 shares based on a conversion price of $0.15 per share (See Note 6 to the accompanying financial statements).

On December 2, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000, for 254,237 shares based on a conversion price of $0.13986 per share (See Note 6 to the accompanying financial statements).

On December 18, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000, for 241,935 shares based on a conversion price of $0.1503 per share (See Note 6 to the accompanying financial statements).

On December 18, 2013, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111, for 310,752 shares based on a conversion price of $0.161 per share (See Note 6 to the accompanying financial statements).

On December 23, 2013, the Company entered into a conversion agreement Redwood Management, LLC, relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $166,667, for 328,731 shares based on a conversion price of $0.1521 per share (See Note 6 to the accompanying financial statements).

On December 30, 2013, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111, for 344,115 shares based on a conversion price of $0.1454 per share (See Note 6 to the accompanying financial statements).

On December 31, 2013, the Company entered into a conversion agreement with Tonaquint relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000, for 262,605 shares based on a conversion price of $0.1345 per share (See Note 6 to the accompanying financial statements).

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

In May of 2010, we acquired the world-wide rights to all fields of use for Max Sound HD Audio Technology. In November of 2010, we opened our post-production facility for Max Sound HD Audio in Santa Monica California. In February of 2012, after several successful demonstrations to multi-media industry company executives, we decided to shift the focus of the Company to the marketing of the Max Sound HD Audio Technology and commenced the name change from So Act Network, Inc. to Max Sound Corporation and the symbol from SOAN to MAXD.

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“Liquid Spins”).  Pursuant to the Asset Purchase Agreement, the assets of Liquid Spins were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  The assets of Liquid Spins purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets.

The Company is in negotiations with several multi-media companies that will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at http://www.maxsound.com. The MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets.

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 company from the previous owners.  Since that date and through 2013, we have conducted financings to raise initial start-up money for the building of our internet search engine and social networking website and to start our operations.  In 2011, the Company shifted the focus of its business operations from their social networking website to the marketing of the Max Sound HD Audio Technology.

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2014.

We expect our financial requirements to increase with the additional expenses needed to market and promote the MAX-D Audio technology.  We plan to fund these additional expenses through financings and through loans from our stockholders and/or officers based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Years Ended December 31,
	2013	2012

Revenue	$2,498	$5

Operating Expenses
General and Administrative	3,215,834	905,540
Endorsement Fees	480,000	480,000
Consulting	636,718	614,298
Professional Fees	916,873	164,059
Compensation	1,116,300	704,223
Total Operating Expenses	6,365,725	2,868,120

Loss from Operations	(6,363,227)	(2,868,115)

Other Income / (Expense)
Interest Income	-	177
Other Income	6,905	-
Gain on sale of intellectual property	220,000	-
Interest expense	(147,500)	(41,371)
Derivative Expense	(442,412)	(201,395)
Amortization of debt offering costs	(395,194)	(126,854)
Loss on conversions	(46,093)	-
Amortization of Debt Discount	(2,638,504)	(825,819)
Change in fair value of embedded derivative liability	1,001,138	(44,805)
Total Other Income / (Expense)	(2,441,660)	(1,240,067)

Provision for Income Taxes	-	-

Net Loss	$(8,804,887)	$(4,108,182)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the year Basic and Diluted	314,486,670	260,207,229

For the Fiscal Year Ended December 31, 2013 and for the Fiscal Year Ended December 31, 2012

General and Administrative Expenses: Our general and administrative expenses for the years ended December 31, 2013 and 2012, were $3,215,834 and $905,540, respectively. The increase of $2,310,294 or approximately 255%, was a result of our increased advertising and promotional expenses, which include the cost of public relations and product promotion activities, amortization of the intangible asset which was put in service in 2013.

Consulting Fees:  Our consulting fees for the years ended December 31, 2013 and 2012, were $636,718 and $614,298, respectively. The increase of $22,420 or approximately (4%) was a result of a decrease in expenses associated with the additional consulting, promotional and marketing services related to our social networking website, and an increase in expenses associated with the further development of our MAX-D HD Audio Technology.

Professional Fees: Our professional fees for the years ended December 31, 2013 and 2012, were $916,873 and $164,059, respectively. The increase of $752,814, or approximately 459%, was a result of an increase in the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Compensation: Our compensation expenses for the years ended December 31, 2013 and 2012, were $1,116,300 and $704,223, respectively. The increase of $412,077, or approximately 59%, was a result of our increased stock based compensation and additional employee salaries during 2013.

Net Loss: Our net loss for the year ended December 31, 2013, was $8,804,887, compared to $4,108,182 for the year ended December 31, 2012. The increase in net loss was the result of the expensing in stock based compensation, an increase in expenses associated with the promotion and marketing of the Max Sound HD Audio Technology, increased professional fees and salaries.

Liquidity and Capital Resources

Revenues for the fiscal years ended December 31, 2013, and 2012, were $2,498 and $5, respectively. We have an accumulated deficit of $27,273,053 for the period from December 9, 2005 (inception) to December 31, 2013, and have negative cash flow from operations of $7,244,801 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2013, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities in the fiscal years ended December 31, 2013 and 2012.

Private Financings

On December 11, 2012, the Company entered into an agreement to issue to an investor a convertible note with principal amount of $120,000.  The note matures on December 11, 2013 and bears an interest rate of 8%. As of December 31, 2013 and 2012, the Company balance of the convertible note and accrued interest is $128,810 and $120,526, respectively.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals to $0.50 per share.  For the year ended December 31, 2013, the Company issued 24,000 shares of common stock for accrued interest having a fair value of $5,368 ($0.21 - $0.25/share).

As of December 31, 2013, the note remains outstanding and is currently in default. On February 1, 2014, the Company reissued the note for $150,000 to the investor to cover the $120,000 outstanding on the note, plus $30,000 for services rendered by the holder.  The new note becomes due on July 31, 2014.

During the years ended December 31, 2013 and 2012, the Company issued convertible notes totaling $3,843,221 and $1,924,333 respectively. These notes consist of the following terms:

		Year ended	Year ended
		December 31, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	0% - 10%
Default interest rate		14% - 22%	0% - 22%
Maturity		October 24, 2013- December 29, 2014	December 19, 2012- November 19, 2013

Conversion terms 1	70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$-	$166,667
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	102,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,667
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	111,000
Conversion terms 6	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	-	62,500
Conversion terms 7	70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	-	58,333
Conversion terms 8	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 9	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 10	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	55,000
Conversion terms 11	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period.	-	83,333
Conversion terms 12	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 13	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	-	62,500
Conversion terms 14	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	165,000
Conversion terms 15	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion	-	-
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 18	Conversion price of $0.50 per share	-	120,000
Conversion terms 19	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	100,000	-
Conversion terms 20	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	83,333	-
Conversion terms 21	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	166,000	-

Conversion terms 22	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	$25,000	$-
Conversion terms 23	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	111,000	-
Conversion terms 24	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	55,500	-
Conversion terms 25	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	62,500	-
Conversion terms 26	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	100,000	-
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	277,777	-
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	166,000	-
Conversion terms 29	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	103,500	-
Conversion terms 30	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	833,333	-
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 32	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 33	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	227,222	-
Conversion terms 34	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	50,000	-
Conversion terms 35	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500	-
Conversion terms 36	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 37	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	110,000	-
Conversion terms 38	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778	-
Conversion terms 39	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 40	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	78,500	-
Conversion terms 41	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	100,000	-
Conversion terms 42	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	153,500	-
Conversion terms 43	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 44	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778	-
Conversion terms 45	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	221,000	-
		$3,843,221	$1,924,333

On May 23, 2013, the Company entered into a Securities Purchase Agreement (the “Aggregate SPA”) with three institutional investors. The Aggregate SPA provides for the sale by the Company to the investors of an aggregate principal amount of $2,222,222 of 4% Convertible Debentures, with 10% original issue discount that is due twelve months from their date of issuance (the “Debentures”). The subscription amount shall be funded in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) on the initial closing date of May 23, 2013 and thereafter, seven (7) additional installments in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) shall each be funded on or about the first day of each successive calendar month commencing on June 1, 2013.

In addition, the Company issued debt offering costs (placement agent fees) equal to 7% of the aggregate purchase price paid by each purchase and equity equaling 2% of the gross proceeds received by the Company valued at the investors’ conversion price.

The Debentures have an interest rate of 4% and shall have an original issue discount of 10% from the stated principal amount. The Debentures may be prepaid in whole or in part on not less than thirty (30) days prior written notice to the investors for an amount equal to 115% multiplied by the sum of the then outstanding principal amount of the Debentures plus any accrued and unpaid interest.

The Debentures shall be convertible into common stock, at the investors’ option, at a 25% discount to the average price of the lowest three (3) closing bid prices for the common stock during the ten (10) trading days prior to the conversion date. In the event of default, the Debentures shall be convertible into common stock at a 35% discount to the market price. In the event that the Company fails in any material respect to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended, with regards to the filing of Form 10-Q's and 10-K's or ceases to be subject to the Exchange Act, the Debentures shall be convertible into common stock at a 50% discount to the market price, unless the Company has a registration statement declared effective by the SEC, which covers for resale the shares issued in connection with the investors’ conversion.

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

As of December 31, 2013, the Company (from the Aggregate SPA) received proceeds totaling $833,333 less $83,333 original issue discount and debt offering costs totaling $85,055, which includes 94,964 common shares of the Company’s common stock valued at $20,555 issued to the finder.

As of December 31, 2013, the Aggregate SPA convertible note balance and accrued interest is $643,343.

Loans and Advances

We have entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and matured and expired in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2013.  Interest will accrue on each advance at an annual rate of 4%. As of December 31, 2013, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.  We believe that the $1,000,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2014 to continue marketing the Max Sound HD Audio Technology aggressively to Multi-Media Industry Users of Audio and Audio with Video products.

In 2013, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $290,000, of which it has repaid $150,000.  As of December 31, 2013, the balance on the line of credit is $140,000.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $2,498 and $5 in revenue for the years ended December 31, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition.  If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  For the year ended December 31, 2013, the Company completed an impairment analysis on its' long-lived assets, their technology rights, and determined that no impairment was necessary.

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

Prior to February 2011, the Company's business operations were related to the development and launching of a social networking website.  However, since February 2011, our business focus has been on the marketing of our Max Sound HD Audio Technology.  Since 2011, was our initial year of marketing our technology, management considers past operational levels to be inconsistent with future operations mainly due to the shift in business focus.  In our impairment testing, the Company made assumptions towards the income and expenses expected in the future including, but not limited to, determining the actual expenses incurred in the current year that were attributable to the new business focus in order to develop an annual cost benchmark, trends in the marketplace, feedback from current and past marketing activities, and assessments upon the useful life of the technology rights.

The Company's primary focus over the next three to five years will be centered around the marketing and implementation of their technology in order to take advantage of the current trends in the marketplace for users of their technology.  In particular, the Company expects that expenses will increase significantly from year to year over the next five years, at which time in year six and beyond the year-to-year change will be a minimal increase.  In addition, the Company expects minimal revenue over the next two years, while in year three to six the Company expects to realize significant year to year increases in revenue, at which time in year seven and beyond the year to year change will be a minimal increase.

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

Subsequent Events

Through the filing of these financial statements, the Company converted a total of approximately $947,744 in convertible debt comprised of principal and accrued interest into approximately 10,477,367 common shares.

In January 2014, the Company received 3,000,000 shares which were returned in connection with a cancelled agreement entered into on August 3, 2012 due to non performance.  See note 9(B) to the accompanying financial statements.

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on January 27, 2015 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 26, 2014.

On February 20, 2014, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on September 19, 2015 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on February 20, 2014.

On February 27, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on February 26, 2015 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $250,000 proceeds, less the $32,778 original issue discount pursuant to the terms of this convertible note, on February 27, 2014.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On March 7, 2014, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note. The note matures on December 11, 2014 and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2013 AND AS OF DECEMBER 31, 2012.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2013.

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2013.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO DECEMBER 31, 2013.

PAGES	F - 7 – F - 48	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Max Sound Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from December 9, 2005 (inception) to December 31, 2013. Max Sound Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Sound Corporation (A Developmental Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period December 9, 2005 (inception) through to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has suffered recurring losses, and has an accumulated deficit of $27,273,053 for the period from December 9, 2005 (Inception) to December 31, 2013, and has a negative cash flow from operations of $7,244,801 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.
Alan R. Swift, CPA, P.A.
Certified Public Accountants and Consultants

Palm Beach Gardens, Florida
March 26, 2014

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE: (561) 656-0818  FAX (561) 658-0245
www.aswiftcpa.com

Max Sound Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2013	December 31, 2012

Current Assets
Cash	$166,778	$135,298
Inventory	38,071	8,796
Prepaid expenses	65,069	51,554
Debt offering costs - net	58,009	87,879
Total Current Assets	327,927	283,527

Property and equipment, net	255,317	327,525

Other Assets
Security deposit	413	413
Intangible assets	16,803,954	17,455,863
Total Other Assets	16,804,367	17,456,276

Total Assets	$17,387,611	$18,067,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$206,458	$32,786
Accrued expenses	94,973	66,440
Line of credit - related party	140,000	-
Derivative liabilities	1,885,770	1,166,286
Convertible note payable, net of debt discount of $1,562,390 and $643,814, respectively	956,356	603,240
Total Current Liabilities	3,283,557	1,868,752

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
309,543,698 and 287,366,648 shares issued and outstanding, respectively	31,255	28,737
Additional paid-in capital	41,915,852	35,243,005
Deferred compensation	(50,000)	(605,000)
Treasury stock	(520,000)	-
Deficit accumulated during the development stage	(27,273,053)	(18,468,166)
Total Stockholders' Equity	14,104,054	16,198,576

Total Liabilities and Stockholders' Equity	$17,387,611	$18,067,328

See accompanying notes to financial statements.

Max Sound Corporation
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period From December 9, 2005 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$2,498	$5	$26,329

Operating Expenses
General and administrative	3,215,834	905,540	5,224,742
Endorsement fees	480,000	480,000	5,422,277
Consulting	636,718	614,298	6,646,962
Professional fees	916,873	164,059	1,447,243
Website development	-	-	251,263
Compensation	1,116,300	704,223	4,478,866
Total Operating Expenses	6,365,725	2,868,120	23,471,353

Loss from Operations	(6,363,227)	(2,868,115)	(23,445,024)

Other Income / (Expense)
Interest income	-	177	688
Other income	6,905	-	6,905
Gain on sale of intellectual property	220,000	-	220,000
Gain on extinguishment of debt	-	-	6,643
Interest expense	(147,500)	(41,371)	(205,872)
Derivative Expense	(442,412)	(201,395)	(643,807)
Amortization of debt offering costs	(395,194)	(126,854)	(522,048)
Loss on conversions	(46,093)	-	(46,093)
Amortization of debt discount	(2,638,504)	(825,819)	(3,488,306)
Change in fair value of embedded derivative liability	1,001,138	(44,805)	980,316
Total Other Income / (Expense)	(2,441,660)	(1,240,067)	(3,691,574)

Provision for Income Taxes	-	-	-

Net Loss	$(8,804,887)	$(4,108,182)	$(27,136,598)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	314,486,670	260,207,229

See accompanying notes to financial statements.

Max Sound Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to December 31, 2013

					Additional					Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-	-	-	(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	-	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	-	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	-	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	-	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	-	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	-	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	-	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	-	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	-	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	-	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	-	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	-	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				-	(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	-	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	-	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	-	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525	-	-	-	-	10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	-	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	-	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	-	16,198,576

Convertible debt and accrued interest conversion into common stock			19,146,156	1,915	2,734,461	-	-	-	-	2,736,376

Shares issued as a finders fee	-	-	94,964	9	20,545	-	-	-	-	20,554

Exercise of stock warrants	-	-	540,901	54	43,026	-	-	-	-	43,080

Common stock issued for services ($0.19 - $0.37/sh)			6,145,029	615	1,512,698	-	-	(60,000)	-	1,453,313

Return of shares	-	-	(750,000)	(75)	75	-	-	-	-	-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	2,162,726	-	-	-	-	2,162,726

Warrants issued for services	-	-	-	-	84,028	-	-	-	-	84,028

Stock opitons issued for services	-	-	-	-	115,288	-	-	-	-	115,288

Defered compensation realized	-	-	-	-	-	-	-	615,000	-	615,000

Repurchased shares	-	-	(3,000,000)	-	-	-	-	-	(520,000)	(520,000)

Net loss for the years ended December 31, 2013	-	-	-	-	-	(8,804,887)	-	-	-	(8,804,887)

Balance December 31, 2013	-	$-	309,543,698	$31,255	$41,915,852	$(27,273,053)	$-	$(50,000)	$(520,000)	$14,104,054

See accompanying notes to financial statements.

Max Sound Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the Period From December 9, 2005 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash Flows From Operating Activities:
Net Loss	$(8,804,887)	$(4,108,182)	$(27,136,598)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	82,211	54,103	201,791
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Stock and stock options issued for services	1,568,601	199,454	4,302,666
Stock issued for debt financing costs	-	20,400	20,400
Warrants issued for services	84,028	48,031	1,214,193
Loss on debt conversion	46,093	-	46,093
Trademark Impairment	-	-	-
Amortization of stock options	-	-	1,199,794
Amortization of intangible	343,898		343,898
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	615,000	505,000	8,141,466
Amortization of original issue discount	148,936	-	148,936
Security deposit	-	-	(413)
Amortization of debt offering costs	210,257	126,854	337,111
Amortization of debt discount	2,594,504	825,819	3,445,255
Change in fair value of derivative liability	(1,001,138)	44,805	(981,265)
Derivative Expense	442,412	201,395	643,807
Warrants issued for services treated as derivative liabilities	43,809	-	43,809
Gain on sale of intellectual property	(220,000)		(220,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(13,515)	127,456	90,282
Increase/(Decrease) in inventory	(29,275)	-	(29,275)
Increase/(Decrease) accounts payable	173,672	7,316	206,456
Increase/(Decrease) cash overdraft	-	-	-
Increase/(Decrease) in accrued expenses	147,287	(87,922)	656,517
Net Cash Used In Operating Activities	(3,568,107)	(2,035,471)	(7,244,801)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issed for assets and intellectual property	8,011	62,884	70,895
Purchase of property equipment	(10,003)	(118,247)	(396,790)
Net Cash Provided by (Used In) Investing Activities	(1,992)	(55,363)	(326,170)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	318,000	-	938,583
Repayment of stockholder loans / lines of credit	(178,000)	-	(698,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, net of offering costs	3,418,499	1,709,600	5,212,599
Proceeds from warrants exercised	43,080	-	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	3,601,579	1,709,600	7,737,749

Net Increase / (Decrease) in Cash	31,480	(381,234)	166,778

Cash at Beginning of Period	135,298	516,532	-

Cash at End of Period	$166,778	$135,298	$166,778

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$231	$231
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$-	$10,000,000	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$2,684,915	$688,814	$3,467,332
Shares issued in connection with stock dividend	$-	$-	$136,713
Shares issued for accrued interest	$5,368	$-	$5,368
Reclassification of derivative liability to additional paid in capital	$2,162,726	$549,547	$2,712,273
Stock sold for subscription	$-	$-	$464,750
Stock issued for future services (Deferred Compensation)	$60,000		$10,834,011
Shares issued for direct offering costs	$20,554	$-	$20,554
Accrued interest reclassified to principal	$(113,386)	$-	$(113,386)
Shares purchased in connection with sale of intellectual property	$(300,000)		$(300,000)
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$3,397,127	$1,469,633	$4,891,692

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to financial statements.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

 (C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2013 and 2012.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition”  (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenues of $2,498, and $5 for the years ended December 31, 2013 and 2012, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.  These costs are included in consulting and general and administrative expenses and totaled $59,642 and $104,707 for the year ended December 31, 2013 and 2012.

(I) Identifiable Intangible Assets

As of December 31, 2013 and 2012, $7,500,000 of costs related to registering a trademark and acquiring technology rights have been capitalized.  It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.  However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H).  As of December 31, 2013 and 2012, $9,303,679 and $9,655,588 of costs related to this intangible remain capitalized.  The technology was placed in service on August 23, 2013 with a useful life of 10 years.  However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  No impairments were recorded for the years ended December 31, 2013 and 2012.

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

The computation of basic and diluted loss per share at December 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2013	December 31, 2012

Stock Warrants (Exercise price - $0.10 - $.52/share)	3,135,000	2,415,800
Stock Options (Exercise price - $0.12 - $.50/share)	12,700,000	12,000,000
Convertible Debt (Exercise price - $0.1249 - $.1922/share)	16,893,930	6,201,734
Total	32,628,930	20,617,534

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2013	2012
Deferred tax liability:	$-	$-
Deferred tax asset
Stock options for services	447,128	407,930
Net Operating Loss Carryforward	3,602,723	1,841,034
Valuation allowance	(4,049,851)	(2,248,964)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The provision for income taxes has been computed as follows:

	2013	2012
Expected income tax recovery (expense) at the statuary rate of 34%	$3,000,765	$1,396,782
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(5,523)	(1,372)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(1,194,355)	(516,158)
Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(1,800,887)	(879,252)

Provision for income taxes	-	-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2033.

The net change in the valuation allowance for the year ended December 31, 2013 and 2012 was an increase of $1,800,887 and $879,252, respectively.

The components of income tax expense related to continuing operations are as follows:

	2013	2012
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $27,273,053 for the period from December 9, 2005 (inception) to December 31, 2013, and has negative cash flow from operations of $7,244,801 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 30, 2013, the Company received $28,000 from the principal stockholder which was repaid on August 13, 2013 (See Note 10).

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder, and the Company repaid $150,213 in principal and accrued interest to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand (See Note 10).

NOTE 5         PROPERTY AND EQUIPMENT

At December 31, 2013, and December 31, 2012, respectively, property and equipment is as follows:

	December 31, 2013	December 31, 2012

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	98,613
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Office Equipment	56,897	48,162
Domain Name	1,500	1,500
Sign	628	628
Total	514,171	504,168
Less: accumulated depreciation and amortization	(258,854)	(176,643)
Property and Equipment, Net	$255,317	$327,525

Depreciation/amortization expense for the year ended December 31, 2013 and 2012 $82,211 and $54,103, respectively.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

On April 4, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on December 28, 2012 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.  The Company received $138,000 proceeds, less the $28,000 finder’s fee pursuant to the terms of this convertible note, on April 4, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $10,500, respectively.

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

On May 8, 2012, the Company entered into an agreement whereby the Company will issue up to $333,000 in a convertible note subject to a $33,000 original issue discount (OID).  On October 31, 2012 the Company entered into a new agreement whereby up to $833,000 in convertible note will be issued.  The note matures on May 8, 2013, and bears an interest rate of 0% if note is repaid on or before 90 days from the effective date. If the note is not repaid within 90 days, a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $92,000 proceeds, less the $8,000 finder’s fee and $11,000 OID pursuant to the terms of this convertible note, on May 9, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $53,402, respectively.

On June 22, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on March 27, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on April 25, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $40,156, respectively.

On July 16, 2012, the Company entered into an agreement whereby the Company will issue up to $58,333 in a convertible note.  The note matures on January 15, 2013 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on July 16, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $61,054, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On July 30, 2012, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on April 30, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $11,000 finder’s fee pursuant to the terms of this convertible note, on July 30, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $114,775, respectively.

On August 3, 2012, the Company entered into an agreement whereby the Company will issue up to $82,500 in a convertible note.  The note matures on August 3, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $7,500 finder’s fee pursuant to the terms of this convertible note, on August 3, 2012.  As of December 31, 2013 and December 31, 2012 the convertible note balance and accrued interest is $0 and $84,695, respectively.

On August 15, 2012, the  Company will issue up to $50,000 in a convertible note subject to a $4,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on August 15, 2013, and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $55,943, respectively.

On September 10, 2012, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on September 10, 2013 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $75,000 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $84,354, respectively.

On September 26, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on June 26, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note, on September 10, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $169,491, respectively.

On October 9, 2012, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on July 11, 2013 and bears an interest rate of 8%. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.    As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $63,642, respectively.

On November 1, 2012, the  Company will issue up to $165,000 in a convertible note subject to a $15,000 original issue discount (OID) related to the agreement entered into on May 8, 2012 and updated on October 31, 2012.  The note matures on November 1, 2013 and bears an interest rate of 0% if note is repaid on or before 180 days from the effective date. If the note is not repaid within 90 days a one-time interest charge of 5% will be applied to the principal.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The Company received $50,000 proceeds, less the $4,000 finder’s fee pursuant to the terms of this convertible note, on August 15, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $165,000, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On November 30, 2012, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on September 4, 2013 and bears an interest rate of 8%.  The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.   The Company received $60,000 proceeds, less the $2,500 finder’s fee pursuant to the terms of this convertible note, on October 9, 2012.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $79,023, respectively.

On November 29, 2012, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on August 29, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  During 2012, the Company received $166,000 proceeds, less the $16,000 finder’s fee pursuant to the terms of this convertible note.  As of December 31, 2013 and 2012 the convertible note balance and accrued interest is $0 and $167,143, respectively.

On January 25, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on January 25, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $10,000 finder’s fee pursuant to the terms of this convertible note, on January 25, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On January 24, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on October 24, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $1,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on January 24, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On February 1, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on February 1, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 finder’s fee pursuant to the terms of this convertible note, on February 1, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On February 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on February 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 19, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On February 25, 2013, the Company entered into an agreement whereby the Company will issue up to $62,500 in a convertible note.  The note matures on November 27, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $62,500 proceeds less the $2,500 finder’s fee pursuant to the terms of this convertible note, on March 1, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On February 27, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on February 27, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds, less the $8,000 finder’s fee pursuant to the terms of this convertible note, on February 27, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On March 13, 2013, the Company entered into an agreement whereby the Company will issue up to $111,000 in a convertible note.  The note matures on December 13, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $111,000 proceeds, less the $9,000 finder’s fee and an original issue discount of $10,000 pursuant to the terms of this convertible note, on March 13, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On March 14, 2013, the Company entered into an agreement whereby the Company will issue up to $55,500 in a convertible note.  The note matures on December 14, 2013 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $55,500 proceeds, less the $500 finder’s fee and an original issue discount of $5,000 pursuant to the terms of this convertible note, on March 18, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On April 4, 2013, the Company entered into an agreement whereby the Company will issue up to $61,750 in a convertible note.  The note matures on January 8, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $61,750 proceeds less the $1,750 finder’s fee pursuant to the terms of this convertible note, on April 8, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On April 17, 2013, the Company entered into an agreement whereby the Company will issue up to $41,750 in a convertible note.  The note matures on January 22, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $41,750 proceeds less the 1,750 finder’s fee pursuant to the terms of this convertible note, on April 23, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.

On April 26, 2013, the Company entered into an agreement whereby the Company will issue up to $194,444 in a convertible note.  The note matures on April 26, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $194,444 proceeds, less the $19,444 original issue discount pursuant to the terms of this convertible note, on April 26, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.  In connection with this raise, the Company also issued 175,000 three year warrants exercisable at $0.40/share.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.  The note matures on February 2, 2014 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $166,000 proceeds, less the $13,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on May 2, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $43,346.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $83,333 in a convertible note.  The note matures on May 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $83,333 proceeds, less the $8,333 original issue discount pursuant to the terms of this convertible note, on May 3, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $0.  In connection with this raise, the Company also issued 75,000 three year warrants exercisable at $0.40/share.

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on May 2, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on May 3, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $6,624.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

As of December 31, 2013, the Company (from the Aggregate SPA) received proceeds totaling $833,333 less $83,333 original issue discount and debt offering costs totaling $85,055, which includes 94,964 common shares of the Company’s common stock valued at $20,555 issued to the finder.

As of December 31, 2013, the Aggregate SPA convertible note balance and accrued interest is $643,343.

On June 27, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on June 26, 2014 and bears a one-time interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on June 27, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $52,500.

On August 8, 2013, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.  The note matures on May 12, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $103,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on August 13, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $106,824.

On August 9, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on August 8, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on August 9, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $26,000.

On August 21, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on August 20, 2014 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on August 21, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $52,500.

On August 19, 2013, the Company entered into an agreement whereby the Company will issue up to $227,222 in a convertible note.  The note matures on August 18, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $227,222 proceeds, less the $5,000 finder’s fee and an original issue discount of $22,222 pursuant to the terms of this convertible note, on August 19, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $230,570.  In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 2, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note.  The note matures on October 1, 2014, and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $110,000 proceeds less the $10,000 finder’s fee pursuant to the terms of this convertible note, on October 2, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $111,086. In connection with this raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On October 3, 2013, the Company entered into an agreement whereby the Company will issue up to $221,000 in a convertible note.  The note matures on October 3, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $221,000 proceeds, less the $21,000 original issue discount pursuant to the terms of this convertible note, on October 3, 2013 and finder’s fees of $14,000.  As of December 31, 2013, the convertible note balance and accrued interest is $223,158.  In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on October 6, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on October 7, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $25,586.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on October 6, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013 and finder’s fees of $5,000.  As of December 31, 2013, the convertible note balance and accrued interest is $285,415.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on July 12, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $78,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on October 17, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $79,916.

On December 9, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.  The note matures on December 8, 2014 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $100,000 proceeds on December 9, 2013.  As of December 31, 2013, the convertible note balance is $100,000.

On December 11, 2013, the Company entered into an agreement whereby the Company will issue up to $153,500 in a convertible note.  The note matures on September 13, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $153,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on December 16, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $154,173.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On December 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on December 5, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on December 6, 2013.  As of December 31, 2013, the convertible note balance and accrued interest is $25,171.

On December 30, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on December 29, 2014 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on December 31, 2013 and finder’s fees of $5,000.  As of December 31, 2013, the convertible note balance and accrued interest is $282,809.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

During the years ended December 31, 2013 and 2012, the Company issued convertible notes totaling $3,843,221 and $1,924,333 respectively. The Convertible notes consist of the following terms:

		Year ended	Year ended
		December 31, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	0% - 10%
Default interest rate		14% - 22%	0% - 22%
Maturity		October 24, 2013- December 29, 2014	December 19, 2012- November 19, 2013

Conversion terms 1	70% of the “Market Price”, which is the average of the lowest ten (10) trading prices for the common stock during the ten trading day period prior to the conversion.	$-	$166,667
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	102,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,667
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	111,000
Conversion terms 6	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion.	-	62,500
Conversion terms 7	70% of the “Market Price”, which is the low traded price of the common stock during the twenty (20) trading day period prior to the conversion	-	58,333
Conversion terms 8	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 9	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 10	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	55,000
Conversion terms 11	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten trading day period.	-	83,333
Conversion terms 12	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 13	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten trading day period prior to the conversion	-	62,500
Conversion terms 14	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	165,000
Conversion terms 15	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion	-	166,000
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion	-	-
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 18	Conversion price of $0.50 per share	-	120,000
Conversion terms 19	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	100,000	-
Conversion terms 20	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	83,333	-
Conversion terms 21	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	166,000	-

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

The Convertible notes consist of the following terms (continued):

		Year ended	Year ended
		December 31, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	0% - 10%
Default interest rate		14% - 22%	0% - 22%
Maturity		October 24, 2013- September 26, 2014	December 19, 2012- November 19, 2013

Conversion terms 22	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	$25,000	$-
Conversion terms 23	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	111,000	-
Conversion terms 24	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	55,500	-
Conversion terms 25	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	62,500	-
Conversion terms 26	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	100,000	-
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	277,777	-
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	166,000	-
Conversion terms 29	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	103,500	-
Conversion terms 30	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	833,333	-
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 32	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 33	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	227,222	-
Conversion terms 34	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	50,000	-
Conversion terms 35	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500	-
Conversion terms 36	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 37	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	110,000	-
Conversion terms 38	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778	-
Conversion terms 39	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 40	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	78,500	-
Conversion terms 41	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	100,000	-
Conversion terms 42	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	153,500	-
Conversion terms 43	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000	-
Conversion terms 44	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778	-
Conversion terms 45	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	221,000	-

		$3,843,221	$1,924,333

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

During the year ended December 31, 2013, the Company converted debt and accrued interest, totaling $2,736,376 into 19,146,156 shares of common stock.  Conversions of debt to equity occurring after the maturity date resulted in a loss on settlement of $46,093.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,334	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	1,247,054	0% - 10%

Borrowings during the year ended December 31, 2013	3,843,221	4% - 10%	October 24, 2013 - December 29, 2014

Non-Cash Reclassification of accrued interest converted	113,386

Conversion of debt to into 19,146,156 shares of common stock with a valuation of $2,736,376 ($0.09 - $0.27/share) including the accrued interest of $118,754	(2,684,915)

Convertible Debt Balance as of December 31, 2013	$2,518,746	4% - 10%	February 2, 2014 - December 29, 2014

Debt Issue Costs

During the years ended December 31, 2013, the Company paid debt issue costs totaling $180,388, which includes fees paid through the issuance of common stock in the amount of $20,554.

During the year ended December 31, 2012, the Company paid debt issue costs totaling $214,733.

The following is a summary of the Company’s debt issue costs:

	Year ended	Year ended
	December 31, 2013	December 31, 2012

Debt issue costs	$268,266	$214,733
Accumulated amortization of debt issue costs	(210,257)	(126,854)
Debt issue costs - net	$58,009	$87,879

During the years ended December 31, 2013 and 2012, the Company amortized $210,257 and $126,854 of debt issue costs, respectively.

Debt Discount & Original Issue Discount

During the years ended December 31, 2013 and 2012, the Company recorded debt discounts totaling $3,662,016 and $1,469,633, respectively.

The debt discount recorded in 2013 and 2012 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $2,743,440 and $828,519 during the years ended December 31, 2013 and 2012 to amortization of debt discount expense.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

	Year ended	Year ended
	December 31, 2013	December 31, 2012

Debt discount	$4,703,861	$1,469,633
Accumulated amortization of debt discount	(3,141,471)	(825,819)
Debt discount - Net	$1,562,390	$643,814

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2013 and 2012 and warrants issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	3,839,539
Fair value at the commitment date for warrants issued	43,809
Change in fair value of embedded derivative liability for warrants issued	(4,384)
Change in fair value of embedded derivative liability for convertible instruments	(996,754)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,162,726)
Derivative Liability - December 31, 2013	$1,885,770

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the year ended December 31, 2013.  The Company recorded a derivative expense for the years ended December 31, 2013 and 2012 of $442,412 and $201,395, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	118.99% - 303.64%	120.24% - 299.6%
Expected term:	0.75 - 3 Years	0.002 - 2.82 Years
Risk free interest rate:	0.15% - 0.17%	0.11% - 0.17%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	228.61% - 251.93%	156%
Expected term:	0.5 - 1 Years	0.5 - 1 Years
Risk free interest rate:	0.16% - 0.21%	0.16%

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

NOTE 7         CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up 120,000 in a convertible note.  The note matures on December 11, 2013 and bears an interest rate of 8%. As of December 31, 2013 and 2012, the Company balance of the convertible note and accrued interest is $128,810 and 120,526, respectively.   The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The conversion price equals to $0.50 per share.  For the year ended December 31, 2013, the Company issued 24,000 shares of common stock for accrued interest having a fair value of $5,368 ($0.21 - $0.25/share).

As of December 31, 2013, the note remains outstanding and is currently in default.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

On August 3, 2012, the Company issued 3,000,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $960,000.  The Company will recognize the value of the shares over the life of the agreement.  As of December 31, 2013, the Company recognized $960,000 in expense and recorded deferred compensation of $0 (See Note 8(B)).

On August 17, 2012, the Company issued 150,000 shares of common stock for consulting services having a fair value of $45,000 ($0.30/share).

On August 22, 2012, the Company issued 500,000 shares of common stock at an offering price of $.30 per share in exchange for consulting services rendered having a fair value at the grant date of $150,000.  The Company will recognize the value of the shares over the life of the agreement.  As of December 31, 2013, the Company recognized $81,250 in expenses and recorded deferred compensation of $68,750 (See Note 9(B)).

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On October 31, 2012, the Company issued 60,000 shares of common stock for financing costs having a fair value of $20,400 ($0.34/share).

On January 1, 2013, the Company issued 300,000 shares of common stock for services having a fair value of $90,000 ($0.30/share).

For the year ended December 31, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $125,000 ($0.25/share) in accordance with an employment agreement which stipulates a quarterly issuance of 125,000 shares.

For the year ended December 31, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $127,500 ($0.26/share) in accordance with an employment agreement which stipulates a quarterly issuance of 125,000 shares.

On January 21, 2013, the Company issued 120,000 shares of common stock for services having a fair value of $32,400 ($0.27/share).

On January 30, 2013, the Company issued 250,000 shares of common stock for services to be performed over a period of six months having a fair value of $60,000 ($0.24/share), of which, $0 was included in deferred compensation as of December 31, 2013.

On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.25/share).

On March 1, 2013, the Company issued 500,000 shares of common stock for services having a fair value of $148,750 ($0.30/share).

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

On June 30, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $60,000 ($0.24/share).

On June 30, 2013, the Company issued 250,000 to shares of common stock for services having a fair value of $61,250 ($0.25/share).

On July 8, 2013, the Company issued 1,500,000 to shares of common stock for services having a fair value of $315,000 ($0.21/share).

On July 23, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,648 ($0.21/share).

On October 14, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,720 ($0.22/share).

On October 21, 2013, the Company issued 31,250 shares of common stock for services having a fair value of $7,813 ($0.25/share).

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On December 26, 2013, the Company issued 50,000 shares of common stock for services having a fair value of $13,500 ($0.27/share).

On December 26, 2013, the Company issued 100,000 shares of common stock for services having a fair value of $23,000 ($0.23/share).

On December 26, 2013, the Company issued 110,101 shares of common stock in connection with a cashless exercise of warrants.  The number of warrants received was based on 190,000 warrants exercised using an average of five previous closing prices.

On December 1, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $57,500 ($0.23/share).

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The Company recognized an expense of $84,028 for the year ended December 31, 2013.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013, dividend yield of zero, expected volatility of 140.30%; risk-free interest rates of 0.37%, expected life of three years. The warrants vested immediately.   The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share (See Note 9(B)).

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

During the year ended December 31, 2013, the Company issued 2,000,000 warrants in connection with convertible debenture agreements entered into.  (See note 6).

The following tables summarize all warrant grants as of December 31, 2013, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	2,600,000	$0.41
Exercised	(620,800)	$0.07
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, December 31, 2013	3,135,000	$0.37	2.2

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

A summary of all outstanding and exercisable warrants as of December 31, 2013 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.10	335,000	335,000	.7 years	$31,490
$0.25	200,000	200,000	1.4 years	$-
$0.40	2,100,000	2,100,000	2.6 years	$-
$0.45	500,000	500,000	2.0 years	$-
	3,135,000	3,135,000	2.2 years	$31,490

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

On October 1, 2013, the Company entered into a conversion agreement executed by a note holder for 135,685 shares based on a conversion price of $0.1475 per share (See Note 6).

On October 1, 2013, the Company entered into a conversion agreement executed by a note holder for 240,000 shares based on a conversion price of $0.1458 per share (See Note 6).

On October 7, 2013, the Company entered into a conversion agreement executed by a note holder for 337,990 shares based on a conversion price of $0.1486 per share (See Note 6).

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On October 9, 2013, the Company entered into a conversion agreement executed by a note holder for 467,394 shares based on a conversion price of $0.138 per share (See Note 6).

On October 17, 2013, the Company entered into a conversion agreement executed by a note holder for 297,810 shares based on a conversion price of $0.1486 per share (See Note 6).

On October 21, 2013, the Company entered into a conversion agreement executed by a note holder for 198,719 shares based on a conversion price of $0.1530 per share (See Note 6).

On October 24, 2013, the Company entered into a conversion agreement executed by a note holder for 310,143 shares based on a conversion price of $0.141 per share (See Note 6).

On October 30, 2013, the Company entered into a conversion agreement executed by a note holder for 250,716 shares based on a conversion price of $0.1473 per share (See Note 6).

On November 4, 2013, the Company entered into a conversion agreement executed by a note holder for 70,000 shares based on a conversion price of $0.1461 per share (See Note 6).

On November 25, 2013, the Company entered into a conversion agreement executed by a note holder for 70,000 shares based on a conversion price of $0.1398 per share (See Note 6).

On November 8, 2013, the Company entered into a conversion agreement executed by a note holder for 207,006 shares based on a conversion price of $0.1459 per share (See Note 6).

On November 22, 2013, the Company entered into a conversion agreement executed by a note holder for 279,353 shares based on a conversion price of $0.14 per share (See Note 6).

On November 25, 2013, the Company entered into a conversion agreement executed by a note holder for 392,593 shares based on a conversion price of $0.15 per share (See Note 6).

On December 2, 2013, the Company entered into a conversion agreement executed by a note holder for 254,237 shares based on a conversion price of $0.13986 per share (See Note 6).

On December 18, 2013, the Company entered into a conversion agreement executed by a note holder for 241,935 shares based on a conversion price of $0.1503 per share (See Note 6).

On December 18, 2013, the Company entered into a conversion agreement executed by a note holder for 310,752 shares based on a conversion price of $0.161 per share (See Note 6).

On December 23, 2013, the Company entered into a conversion agreement executed by a note holder for 328,731 shares based on a conversion price of $0.1521 per share (See Note 6).

On December 30, 2013, the Company entered into a conversion agreement executed by a note holder for 344,115 shares based on a conversion price of $0.1454 per share (See Note 6).

On December 31, 2013, the Company entered into a conversion agreement executed by a note holder for 262,605 shares based on a conversion price of $0.1345 per share (See Note 6).

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).  The following assets were acquired in the transaction:

	Year ended	Year ended
	December 31, 2013	December 31, 2012

Goodwill at fair value, Opening Balance	$9,655,588	$-

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	-	10,000,000

Net assets acquired:
Current assets	-	281,527
Cash	8,011	62,885
Total net assets acquired	8,011	344,412

Goodwill at fair value, Ending Balance	$9,647,577	$9,655,588

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of December 31, 2013.

(I) Stock Options

On January 17, 2011, the Company issued 12,000,000 options to buy common shares of the Company's stock at $0.12 per share, good for three years, to its new CEO pursuant to an employment agreement.  The Company recognized an expense of $1,199,794 for the year ended December 31, 2011.  The Company recorded the fair value of the options  based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010; dividend yield of zero, expected volatility of 436.04%, risk-free interest rates of 1.00%, expected life of three years.

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

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer pursuant to an amended employment agreement dated December 31, 2012. The Company recognized an expense of $115,288 for the year ended December 31, 2013. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013; dividend yield of zero, expected volatility of 140.3%, risk-free interest rates of .37%, expected life of three years.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

The following tables summarize all option grants as of December 31, 2013, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	-	-
Forfeited or Cancelled	-	-
Outstanding - December 31, 2011	12,000,000	0.120	2.05
Granted	-	-	-
Exercised	-	-	-
Forfeited or Cancelled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.120	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Cancelled	-	-	-
Outstanding - December 31, 2013	12,700,000	0.140	2.04
Exercisable - December 31, 2013	12,700,000
Per Detail Schedule	12,700,000
Difference	-

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

On November 26, 2012, the Company executed an employment agreement with its VP of Music Development. . The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $7,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of December 31, 2013 the employee received 375,000 shares with a fair value of $93,750 (See Note 8(B)),

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.  As compensation for services, the VP will receive a monthly compensation of $8,000.  In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.  In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.  As of December 31, 2013 the employee received 375,000 shares with a fair value of $95,625 (See Note 8(B)),

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.  As compensation for services, the Director will receive a monthly compensation of $10,000.  Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.  Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

As December 31, 2012, the first two of the four points listed above have been completed and the Company recorded $480,000 as deferred compensation and $480,000 in endorsement expense.  As of March 31, 2013, the second two of the four points listed above have been completed and the Company recognized $480,000 in endorsement expense (See Note 8(B)). The Company and the third party have completed the video endorsement and the mobile application and launched both in August 2013. In September 2013, the parties decided that they would not be effective working together due to a change in marketing goals. Therefore, the parties expect to formalize an agreement prior to year end of 2013 whereby the Company will not promote the endorsement or the mobile application and the third party will return all shares received to the Company who in turn will return them to the Company treasury.  As of January 2014, the agreement has been terminated and 1,500,000 shares have been returned to the Company.  See Note 13 in subsequent events.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

In July of 2013, the Company entered into a digital content distribution agreement for a period of 1 year.  The agreement calls for an advance of $25,000, the fees are recorded as prepaid expenses, earned based on downloaded content for a minimum of $120,000 per year.  The agreement also calls for a onetime fee of $50,000 for synchronization services of which $25,000 has been paid and has been recorded as a prepaid expense.  As of December 31, 2013, the Company paid a total of $50,000 in connection with this agreement which has been recorded as prepaid expenses.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

On July 30, 2013, the Company received $28,000 from the principal stockholder which was repaid on August 13, 2013 (See Note 4).

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder.  The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand (See Note 4).

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

NOTE 12      INTANGIBLE ASSETS

As of December 31, 2013 and 2012, the Company owns certain trademarks and technology rights.  See Note 1 (I).

Intangible assets were comprised of the following at December 31, 2013 and 2012:

	Useful Life	December 31, 2013		December 31, 2012

Distribution rights	10 Years	$9,647,577	(2)	$9,655,588
Trademarks	Idefinite	7,500,000		7,500,000
Software	3 Years	-		300,000	(1)
Other	Idefinite	275		275
Accumulated amortization		(343,898)		-

Net carrying value		$16,803,954		$17,455,863

1)
During the year ended December 31, 2013, the Company entered into a settlement agreement with the seller of the software to reverse the original transaction which included the issuance of 3,000,000 shares of common stock in exchange for the software.  The Company received back 3,000,000 shares of common stock which was recorded as treasury stock in exchange of returning the software to the seller.  Upon the return of the shares, the Company recognized a gain of $220,000 based on the quoted trading price of the Company’s common stock, which was the best evidence of fair value.

2)	During the year ended December 31, 2013, the Company received $8,011 as a refund in cash from the seller of the distribution rights. The refund reduced the carrying value of the purchased intangible.

Amortization expense related to the intangibles with finite lives totaled $343,898 for the year ended December 31, 2013 and was included in general and administrative expenses in the statement of operations.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

At December 31, 2013, future amortization of intangible assets is as follows:

Year ending December 31:
2014	$965,559
2015	965,559
2016	965,559
2017	965,559
2018	965,559
Thereafter	4,475,884
$9,303,679

 NOTE 13      SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $947,744 in convertible debt comprised of principal and accrued interest into approximately 10,477,367 common shares.

On February 27, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on February 26, 2015 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $250,000 proceeds, less the $32,778 original issue discount pursuant to the terms of this convertible note, on February 27, 2014.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On February 20, 2014, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on September 19, 2015 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on February 20, 2014.

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on January 27, 2015 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on February 26, 2014.

In January of 2014, the Company received 3,000,000 shares which were returned in connection with a cancelled agreement entered into on August 3, 2012 due to non-performance.  See note 9(B).

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age as of March 29, 2014, are as follows:

NAME	AGE	POSITION

Greg Halpern	54	Chairman, Chief Financial Officer
John Blaisure	54	President & Chief Executive Officer
Lloyd Trammel	61	Chief Technical Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of MAX-D, Mr. Halpern has invested over a million dollars into the Company in cash, notes, accrued salary, office space, and debt conversions.

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

Lloyd Trammell, Chief Technical Officer

Lloyd Trammell is the Chief Technical officer of MAX-D.  Mr. Trammell has more than 30 years experience designing high-end professional audio and musical equipment and sound design for industry leaders, such as Yamaha, Korg, Roland, Atlas Sound, Crest, Peavey Electronics, Alesis, Kawai and Ensoniq.  In the early eighties, Mr. Trammell was instrumental in creating MIDI, the Musical Instrument Digital Interface.  Because of his standing, Mr. Trammell aided in achieving standardized specifications and approval from electronic keyboard manufacturers for MIDI.  In the mid-eighties, he designed one of the first working surround sound processors, selling it to Hughes Audio, which later spun off to become SRS (NASDAQ:SRSL).  Today’s SRS technology is still based on this design.  Mr. Trammell holds several patents, including patent # 7,136,493 for “Sub-harmonic generator and stereo expansion processor.”  He holds numerous patents for Dimensional Sound Processing and ACM (Analog Acoustic Modeling).  He was Senior Product Development Manager at Atlas Sound, developing new digital and analog products for the high-end audio contractor market.  At Peavey, he invented the Kosmos audio processor, winning the “Rack Processor of the Year Award” at the 2002 National Association of Music Merchants (NAMM).  While at Peavey, Mr. Trammell managed the prestigious MediaMatrix product line of high-end professional digital audio systems used by Disney, U.S. Congress, Sydney Opera House and the Olympics. In his roles as Product Manager, he has overseen all aspects of product development from initial design and manufacturing to marketing.  Mr. Trammell also designs custom sounds for many of the world’s top musicians and performing artists: U2, Pink Floyd, Robert Plant, Yes, Heart, Boston, Madonna, Genesis, Prince, Cher, Bonnie Raitt, Hank Williams, Jr., Rippingtons, Emerson Lake and Palmer, Journey and Def Leppard.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2013, except that two sales by Greg Halpern were inadvertently reported late on a Form 4.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Greg Halpern,(1)	2013	268,000	0	0	0	0	268,000
CFO	2012	216,000	0	0	0	0	216,000

John Blaisure,	2013	198,000	0	0	994,141	0	1,192,141
CEO (2)	2012	144,000	0	0	0	0	144,000

Lloyd Trammel,	2013	148,500	0	0	115,288	0	263,788
CTO (3)	2012	144,000	0	0	0	0	102,000

(1)
On January 17, 2011, Greg Halpern resigned as CEO.  A portion of the salary stated has been accrued and a portion of the accrued amounts remain unpaid. In addition to the base salary, Mr. Halpern shall be entitled to a monthly commission equal to 10% of all of our sales.

(2)
On January 17, 2011, John Blaisure was appointed as CEO, and received 3,000,000 shares and options to purchase 12,000,000 shares of our common stock at $0.12 per share.  In addition to the base salary, Mr. Blaisure shall be entitled to a quarterly commission equal to 10% of gross quarterly profits.  On June 14, 2013, the Company amended the terms of the 12,000,000 stock options held by John Blaisure to extend the expiration date of the stock options by two years and recorded an additional expense of $994,141 in connection with the extension (See Note 8 (I) to the financial statements).

(3)
On October 1, 2011, Lloyd Trammel was appointed as Chief Technical Officer.  In addition to his base salary, Mr. Trammel shall be entitled to receive a monthly commission of 5% of gross profits.   On January 1, 2013, the Company issued options to purchase 700,000 shares of the Company’s common stock at $0.50 per share to Lloyd Trammel pursuant to an amended employment agreement dated December 31, 2012.  The options are immediately exercisable for a period of three years.

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2013.

Outstanding Option Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Weighted Average Exercise Price	Option Expiration Date
John Blaisure	12,000,000	-	$0.12	January 19, 2016

Lloyd Trammell	700,000	-	$0.50	January 17, 2016

Pursuant to an employment agreement dated January 17, 2011, the Company issued options to purchase 12,000,000 shares of our common stock at $0.12 per share to John Blaisure.  On June 14, 2013, the Company amended the terms of the options to extend the expiration date by two years

On January 1, 2013, the Company issued options to purchase 700,000 shares of the Company’s common stock at $0.50 per share to Lloyd Trammel pursuant to an amended employment agreement dated December 31, 2012.  The options are immediately exercisable for a period of three years.

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2013 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Mr. Greg Halpern, our President and CFO, entered into an employment agreement with us on October 13, 2008. Pursuant to the Employment Agreement, the term of the employment shall be for a period of ten (10) years commencing on October 13, 2008. The term of this employment agreement shall automatically be extended for additional terms of one (1) year each unless either party gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the end of the 10 years. Subject to the terms of the employment agreement, we shall pay Mr. Halpern $18,000 per month as compensation for his services rendered as provided in the employment agreement. In addition to the base salary, Mr. Halpern shall be entitled to a monthly commission equal to 10% of all of our sales. On May 1, 2013, the Company amended its employment agreement with Greg Halpern to increase his salary to $24,000 per month.

Mr. John Blaisure, our CEO, entered into an employment agreement with us on January 17, 2011.  Pursuant to the employment agreement, the term of employment shall be for a period of five (5) years commencing on January 7, 2011.  Subject to the terms of the employment agreement, we agreed to pay Mr. Blaisure $8,000 per month as compensation for his services rendered as provided in the employment agreement.  On August 25, 2012, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2012. On May 1, 2013, the Company further amended the agreement to increase Mr. Blaisure’s salary to $18,000 per month. In addition, to the base salary, Mr. Blaisure is entitled to and shall receive a monthly commission equal to 20% of the gross sales of the Company derived from the efforts of Mr. Blaisure after deducting $8,000 from such amount.  Further, as of the date of the employment agreement, the Company issued to Mr. Blaisure, 3,000,000 shares of common stock and, within 10 days of the signing of the employment agreement, 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement. On June 14, 2013, such expiration date was extended for two more years.

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).  The term of the agreement is for five years.  As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars. On December 31, 2012, the Company amended the agreement to grant Mr. Trammel options to purchase 700,000 shares of the Company’s common stock at $0.50 per share.  The options are immediately exercisable for a period of three years.

On December 31, 2012, Lloyd Trammell - CTO, John Blaisure – CEO and Greg Halpern - CFO amended their employment agreements with the Company to eliminate their previous annual bonus entitlements which was previously 10% each of revenues. In exchange for this consideration, the Company agreed that Executives Trammell and Blaisure will each be decreased as their new bonuses to 6% of net profits, and Executive Halpern will each be decreased as his new bonus to 7% of net profits. All three Executives may elect at their option to receive such bonuses in cash or Rule 144 stock or any combination of both.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 29, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On March 29, 2014, there were 320,021,057 issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Common Stock	Greg Halpern	152,343,182		49.22%

Common Stock	John Blaisure	34,401,000	(3)	10.36%

Common Stock	Lloyd Trammell	22,437,500	(4)	7.25%

Common Stock	Total Shares owned by Directors and officers	209,181,682		65.36%

(1)	Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 2902A Colorado Avenue, Santa Monica, CA 90404.
(2)	Includes options exercisable within 60 days.
(3)
On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 immediately exercisable options to buy common stock of the Company at $.12 per share for an exercise period of three years from the date of the employment agreement. On June 14, 2013, the Company amended the terms of the options to extend the expiration date by two years.

(4)
On January 1, 2013, the Company issued options to purchase 700,000 shares of the Company’s common stock at $0.50 per share to Lloyd Trammel pursuant to an amended employment agreement dated December 31, 2012.  The options are immediately exercisable for a period of three years.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On July 30, 2013, the Company received $28,000 from Greg Halpern, which was repaid on August 13, 2013 (See Note 4).

During the year ended December 31, 2013, the Company received $290,000 from Mr. Halpern.  The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand (See Note 4).

On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2015.  Interest will accrue on each advance at an annual rate of 4%. As of December 31, 2013, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $58,354, and $39,648, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2013 and 2012.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

3.1
Amendment to the Articles of Incorporation Filed on October 15, 2008 with the Delaware Secretary of State [incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 17, 2009].

Amendment to the Articles of Incorporation Filed on March 8, 2011 with the Delaware Secretary of State
3.2	By-Laws [incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10SB12G filed with the SEC on April 3, 2006].
4.1	Form of Convertible Debenture [incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2013].
4.2	Form of Warrant [incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2013].
4.3	Warrant, dated August 19, 2013 [incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013].
4.4	Warrant, dated October 7, 2013 (filed herewith).
4.5	Warrant, dated December 30, 2013 (filed herewith).
4.6	Warrant, dated February 27, 2014 (filed herewith).
10.1
Form of Consulting Agreement dated September 19, 2011 by and between Max Sound Corporation and  Bradley Spalter [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011].

10.2
Form of Consulting Agreement dated September 24, 2011 by and between Max Sound Corporation and Norman Whitfield, Jr. [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011].

10.3
Form of Consulting Agreement dated September 27, 2011 by and between Max Sound Corporation and Sugar Ratbord and Lane Davis. [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011].

10.4
Form of Consulting Agreement dated October 4, 2011 by and between Max Sound Corporation and Carl Stubner [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2011].

10.5
Form of Subscription Agreement by and between Max Sound Corporation and certain investors dated August 2, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2011].

10.6	Form of Consulting Agreement with Frank Correa dated June 10, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011].
10.7	Form of Consulting Agreement with Frank Serafine dated June 10, 2011[incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011].
10.8	Form of Consulting Agreement with Fred Walecki dated June 23, 2011[incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011].
10.9	Form of Agreement with Flying Pig Productions dated July 5, 2011[incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011].
10.10
Debt Conversion Agreement between So Act Network, Inc. and the principal stockholder dated February 18, 2011 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25,2011].

10.11	Form of 8% Convertible Promissory Note due November 24, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2011].
10.12	Agreement with Equittrend Advisors, LLC dated February 17, 2011 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2011].
10.13
Supplement Agreement dated February 4, 2011, by and between the Corporation and Executive [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2011].

10.14
Voting Trust Agreement dated January 17, 2011 by and between the Corporation, Executive Voting Trustee [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2011].

10.15
Asset Agreement dated January 17, 2011, by and between the Company and Adam Nelson and Chris Record [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011].

10.16	Employment Agreement with John Blaisure effective January 17, 2011[incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2011].

10.17
Agreement and Plan of Asset Acquisition, dated as of May 11, 2010, by and between the Company and AIB. [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010].

10.18	Employment Agreement with Lloyd Trammell Effective May 11, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010].
10.19	Employment Agreement with Robert Wolff Effective May 11, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2010].
10.20	Agreement with Global Equity Ventures, LLC dated February 17, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010].
10.21	Agreement with William Shatner dated December 30, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2010].
10.22	Agreement with Creative Licensing, Inc. dated December 31, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010].
10.23	Agreement with Roy Sciacca [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2010].
10.24
Agreement with Venture Point Professional Services Agreement dated December 16, 2009 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2010].

10.25	Amendment to Employment Agreement with Greg Halpern, dated December 31, 2012 (filed herewith).
10.26	Amendment to Employment Agreement with John Blaisure, dated December 31, 2012 (filed herewith).
10.27	Amendment to Employment Agreement with Lloyd Trammell, dated December 31, 2012 (filed herewith).
10.28
Addendum to Employment Agreement with Greg Halpern, dated May 1, 2013 [incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013].

10.29
Addendum to Employment Agreement with Greg Halpern, dated May 1, 2013 [incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013].

10.30	Securities Purchase Agreement, dated May 23, 2013 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2013].
10.31
4% Convertible Promissory Note due August 19, 2014, issued to Tonaquint, Inc. [incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013].

10.32
8 % Convertible Promissory Note due May 12, 2014, issued to Asher Enterprises, Inc. [incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013].

10.33	Securities Purchase Agreement, dated October 7, 2013, with Tonaquint, Inc. (filed herewith).
10.34	4% Convertible Promissory Note due October 6, 2014, issued to Tonaquint, Inc. (filed herewith).
10.35	Securities Purchase Agreement, dated October 10, 2013, with Asher Enterprises, Inc. (filed herewith).
10.36	8% Convertible Promissory Note due July 12, 2014, issued to Asher Enterprises, Inc. (filed herewith).
10.37	Securities Purchase Agreement, dated December 11, 2013, with Asher Enterprises, Inc. (filed herewith).
10.38	8% Convertible Promissory Note due September 13, 2014, issued to Asher Enterprises, Inc. (filed herewith).
10.39	Securities Purchase Agreement, dated December 30, 2013, with Iliad Research and Trading, LP (filed herewith).
10.40	4% Convertible Promissory Note due December 29, 2014, issued to Iliad Research and Trading, LP (filed herewith).
10.41	Securities Purchase Agreement, dated February 27, 2014, with Iliad Research and Trading, LP (filed herewith).
10.42	4% Convertible Promissory Note due February 27, 2015, issued to Iliad Research and Trading, LP (filed herewith).
10.43	Securities Purchase Agreement, dated March 7, 2014, with Asher Enterprises, Inc. (filed herewith).
10.44	8% Convertible Promissory Note due December 11, 2014, issued to Asher Enterprises, Inc. (filed herewith).
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Principal Executive and Principal Financal Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2014

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	March 31, 2014
John Blaisure	(Principal Executive Officer)

/s/ Greg Halpern	Chief Financial Officer and Director	March 31, 2014
Greg Halpern	(Principal Financial Officer)