Form 10-Q
period 2014-03-31
Max Sound Corp
filed 2014-05-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 8, 2014, there were 326,391,750 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q
for the period ended March 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4.	Controls and Procedures	70

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

PART I – FINANCIAL INFORMATION
MAX SOUND CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2014 (UNAUDITED) AND AS OF DECEMBER 31, 2013 (AUDITED).

PAGE	6	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2014.

PAGE	7	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2014.

PAGE	8	CONSDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD DECEMBER 9, 2005 (INCEPTION) TO MARCH 31, 2014.

PAGES	9 - 60	NOTES TO FINANCIAL STATEMENTS.

Item 1.	Financial Statements

Max Sound Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)

Current Assets
Cash	$-	$166,778
Inventory	38,071	38,071
Prepaid expenses	14,270	65,069
Debt offering costs - net	27,526	58,009
Total Current Assets	79,867	327,927

Property and equipment, net	243,832	255,317

Other Assets
Security deposit	413	413
Intangible assets	16,562,565	16,803,954
Total Other Assets	16,562,978	16,804,367

Total Assets	$16,886,677	$17,387,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash overdraft	$90,362	$-
Accounts payable	369,665	206,458
Accrued expenses	123,463	94,973
Line of credit - related party	192,110	140,000
Derivative liabilities	3,495,890	1,885,770
Convertible note payable, net of debt discount of $1,211,049 and $1,562,390, respectively	969,896	956,356
Total Current Liabilities	5,241,386	3,283,557

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized, 318,422,836 and 309,543,698 shares issued and outstanding, respectively	32,143	31,255
Additional paid-in capital	43,626,932	41,915,852
Deferred compensation	(31,250)	(50,000)
Treasury stock	(519,700)	(520,000)
Deficit accumulated during the development stage	(31,462,834)	(27,273,053)
Total Stockholders' Equity	11,645,291	14,104,054

Total Liabilities and Stockholders' Equity	$16,886,677	$17,387,611

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Statements of Operations
(UNAUDITED)

			For the Period From
			December 9, 2005
	For the Three Months Ended		(Inception) to March 31,
	March 31, 2014	March 31, 2013	2014

Revenue	$1,236	$988	$27,565

Operating Expenses
General and administrative	740,785	947,816	5,965,527
Endorsement fees	-	480,000	5,422,277
Consulting	133,812	127,076	6,780,774
Professional fees	277,474	492,758	1,724,717
Website development	22,881	-	274,144
Compensation	256,400	270,359	4,735,266
Total Operating Expenses	1,431,352	2,318,009	24,902,705

Loss from Operations	(1,430,116)	(2,317,021)	(24,875,140)

Other Income / (Expense)
Interest income	-	-	688
Other income	-	-	6,905
Gain on sale of intellectual property	-	-	220,000
Gain (Loss) on extinguishment of debt	(18,596)	-	(11,953)
Interest expense	(116,582)	(29,656)	(322,454)
Derivative Expense	-	(24,126)	(643,807)
Amortization of debt offering costs	(78,983)	(49,237)	(601,031)
Loss on conversions	(42,085)	(46,093)	(88,178)
Amortization of debt discount	(786,155)	(421,763)	(4,274,461)
Change in fair value of embedded derivative liability	(1,717,264)	188,493	(736,948)
Total Other Income / (Expense)	(2,759,665)	(382,382)	(6,451,239)

Provision for Income Taxes	-	-	-

Net Loss	$(4,189,781)	$(2,699,403)	$(31,326,379)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year Basic and Diluted	313,207,471	290,407,275

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the Period from December 9, 2005 (Inception) to March 31, 2014
(UNAUDITED)

					Additional					Total
	Preferred stock		Common stock		paid-in	Accumulated	Subscription	Deferred	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-	-	-	(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	-	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	-	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	-	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	-	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	-	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	-	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	-	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	-	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	-	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	-	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	-	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	-	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				-	(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	-	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	-	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	-	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525	-	-	-	-	10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	-	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	-	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	-	16,198,576

Convertible debt and accrued interest conversion into common stock			19,146,156	1,915	2,734,461	-	-	-	-	2,736,376

Shares issued as a finders fee	-	-	94,964	9	20,545	-	-	-	-	20,554

Exercise of stock warrants	-	-	540,901	54	43,026	-	-	-	-	43,080

Common stock issued for services ($0.19 - $0.37/sh)			6,145,029	615	1,512,698	-	-	(60,000)	-	1,453,313

Return of shares	-	-	(750,000)	(75)	75	-	-	-	-	-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	2,162,726	-	-	-	-	2,162,726

Warrants issued for services	-	-	-	-	84,028	-	-	-	-	84,028

Stock opitons issued for services	-	-	-	-	115,288	-	-	-	-	115,288

Defered compensation realized	-	-	-	-	-	-	-	615,000	-	615,000

Repurchased shares	-	-	(3,000,000)	-	-	-	-	-	(520,000)	(520,000)

Net loss for the years ended December 31, 2013	-	-	-	-	-	(8,804,887)	-	-	-	(8,804,887)

Balance December 31, 2013	-	-	309,543,698	31,255	41,915,852	(27,273,053)	-	(50,000)	(520,000)	14,104,054

Convertible debt and accrued interest conversion into common stock	-	-	10,779,138	1,078	980,005	-	-	-	-	981,083

Common stock issued for services ($0.09 - $0.26/sh)	-	-	1,100,000	110	198,315	-	-	-	-	198,425

Return of shares	-	-	(3,000,000)	(300)		-	-	-	300	-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	514,164	-	-	-	-	514,164

Defered compensation realized	-	-	-	-	-	-	-	18,750	-	18,750

Loss on debt extinguishment	-	-	-	-	18,596	-	-	-	-	18,596

Net loss for the three months ended March 31, 2014	-	-	-	-	-	(4,189,781)	-	-	-	(4,189,781)

Balance March 31, 2014	-	$-	318,422,836	$32,143	$43,626,932	$(31,462,834)	$-	$(31,250)	$(519,700)	$11,645,291

See accompanying notes to condensed audited financial statements.

Max Sound Corporation
(A Development Stage Company)
Statements of Cash Flows
(UNAUDITED)

	For the Three Months Ended		For the Period From December 9, 2005 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(4,189,781)	$(2,699,403)	$(31,326,379)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	26,464	20,213	228,255
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Shares issued for intellectual property	-	-
Stock and stock options issued for services	198,425	877,913	4,501,091
Stock issued for debt financing costs	-	-	20,400
Warrants issued for services	-	84,028	1,214,193
Loss on debt conversion	42,085	46,093	88,178
Trademark Impairment	-	-
Amortization of stock options	-	-	1,199,794
Amortization of intangible	241,389	-	585,287
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	18,750	498,750	8,160,216
Amortization of original issue discount	57,419	4,590	206,355
Security deposit	-	-	(413)
Amortization of debt offering costs	38,983	44,647	376,094
Amortization of debt discount	728,736	377,763	4,173,991
Change in fair value of derivative liability	1,717,264	(188,493)	735,999
Loss on debt extinguishment	18,596	-	18,596
Derivative Expense	-	24,126	643,807
Warrants issued for services treated as derivative liabilities	-	-	43,809
Gain on sale of intellectual property	-	-	(220,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	50,799	(23,745)	141,081
Increase/(Decrease) in inventory	-	-	(29,275)
Increase/(Decrease) accounts payable	193,191	38,044	399,647
Increase/(Decrease) cash overdraft	90,362	48,513	90,362
Increase/(Decrease) in accrued expenses	115,519	29,658	772,036
Net Cash Used In Operating Activities	(651,799)	(817,303)	(7,896,600)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issed for assets and intellectual property	-	8,011	70,895
Purchase of property equipment	(14,979)	(3,086)	(411,769)
Net Cash Provided by (Used In) Investing Activities	(14,979)	4,925	(341,149)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	50,000	-	988,583
Repayment of stockholder loans / lines of credit	-	-	(698,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, less offering costs paid	450,000	634,000	5,662,599
Proceeds from warrants exercised	-	43,080	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	500,000	677,080	8,237,749

Net Increase / (Decrease) in Cash	(166,778)	(135,298)	-

Cash at Beginning of Period	166,778	135,298	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$231	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$-	$-	$17,800,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$937,978	$493,873	$4,405,310
Shares issued in connection with stock dividend	$-	$-	$136,713
Shares issued for accrued interest	$1,020	$-	$6,388
Reclassification of derivative liability to additional paid in capital	$514,180	$339,868	$3,226,437
Reclassification of accounts payable to convertible note	$30,000		$30,000
Stock sold for subscription	$-	$-	$464,750
Stock issued for future services (Deferred Compensation)	$-		$10,834,011
Shares issued for direct offering costs	$-	$-	$20,554
Accrued interest reclassified to principal	$83,899	$-	$197,285
Shares purchased in connection with sale of intellectual property	$-	$-	$300,000
Return of shares related to cancelled contract	$300	$-	$300
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$407,036	$617,511	$5,298,728

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization and Basis of Presentation

Max Sound Corporation (the "Company") was incorporated in Delaware on December 9, 2005, under the name 43010, Inc.    The Company is currently in the development stage, and on or around February 2011, the Company changed its business operations to focus primarily on developing and launching audio technology software.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.    As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2014 and December 31, 2013.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605,  “Revenue Recognition”    (“ASC Topic 605”).    Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.    We had revenues of $1,236, and $988 for the three months ended March 31, 2014 and 2013, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities.    These costs are included in consulting and general and administrative expenses and totaled $4,805 and $3,853 for the three months ended March 31, 2014 and 2013, respectively.

(I) Identifiable Intangible Assets

As of March 31, 2014 and December 31, 2013, $7,500,000 of costs related to registering a trademark and acquiring technology rights have been capitalized.    It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization.    However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)).    As of March 31, 2014 and December 31, 2013, $9,062,290 and $9,303,679, respectively, of costs related to this intangible remain capitalized.    The technology was placed in service on August 23, 2013 with a useful life of 10 years.    However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.    No impairments were recorded for the three months ended March 31, 2014 and 2013, respectively.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The computation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2014	March 31, 2013

Stock Warrants (Exercise price - $0.10 - $.52/share)	3,385,000	2,485,000
Stock Options (Exercise price - $0.12 - $.50/share)	12,700,000	12,700,000
Convertible Debt (Exercise price - $0.0658 - $.1922/share)	29,778,963	9,846,205

Total	45,863,963	25,031,205

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
AS OF MARCH 31, 2014
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

NOTE 2          GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $31,462,834 for the period from December 9, 2005 (inception) to March 31, 2014, and has negative cash flow from operations of $7,896,600.  As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 3          NOTE PAYABLE – PRINCIPAL STOCKHOLDER

During the year ended December 31, 2008, the Company received $18,803 from Greg Halpern, the Company's Chief Financial Officer and principal stockholder (referred to herein as the "principal stockholder").    Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 3.25% and due on demand.    In 2008, the Company repaid $15,000 in principal to the principal stockholder.    In 2009, the Company repaid $3,803 in principal to the principal stockholder.    As of December 31, 2010, the principal portion of this principal stockholder loan balance has been repaid (See Note 10).

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

As of March 31, 2014, the note payable balance including accrued interest totaled $0.

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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder, and the Company repaid $150,213 in principal and accrued interest to the principal stockholder under the term of a line of credit agreement dated September 26, 2013.    Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015 (See Note 10).  During the three months ended March 31, 2014, the principal stockholder loaned an additional $50,000.  As of March 31, 2014, the line of credit balance including accrued interest totaled $192,110.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 5          PROPERTY AND EQUIPMENT

At March 31, 2014, and December 31, 2013, respectively, property and equipment is as follows:

	March 31, 2014	December 31, 2013

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	-
Office Equipment	69,629	56,897
Domain Name	1,500	1,500
Sign	628	628
Total	529,150	514,171
Less: accumulated depreciation and amortization	(285,318)	(258,854)
Property & Equipment, Net	$243,832	$255,317

Depreciation/amortization expense for the three months ended March 31, 2014 and 2013 totaled $26,464 and $20,213, respectively.

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

On May 2, 2013, the Company entered into an agreement whereby the Company will issue up to $166,000 in a convertible note.    The note matures on February 2, 2014 and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $166,000 proceeds, less the $13,000 finder’s fee and an original issue discount of $15,000 pursuant to the terms of this convertible note, on May 2, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $43,346, respectively.

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

On May 3, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on May 2, 2014 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on May 3, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $6,624, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On May 23, 2013, the Company entered into a Securities Purchase Agreement (“Aggregate SPA”) by and between the Company and three (3) institutional investors. The Purchase Agreement provides for the sale by the Company to the Investors of an aggregate principal amount of $2,222,222 of 4% Convertible Debentures, with 10% Original Issue Discount that is due twelve months from their date of issuance (the “Debentures”). The Subscription Amount shall be funded in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) on the initial closing date (the “Closing Date”) of May 23, 2013 and seven (7) additional installments in the amount of $277,777.77 (net amount of $250,000 less debt offering costs to the Company after the original issue discount) shall each be funded on or about the first day of each calendar month commencing on June 1, 2013.

In addition, the Company incurred debt offering costs (placement agent fees) equal to 7% of the aggregate purchase price paid by each purchase and equity equaling 2% of the gross proceeds received by the Company valued at the investors' conversion price.

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

As of March 31, 2014 and December 31, 2013, the Aggregate SPA convertible note balance and accrued interest is $50,000 and $643,343, respectively.

On June 27, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.    The note matures on June 26, 2014 and bears a one-time interest charge of 5% after 90 days.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $50,000 proceeds on June 27, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $52,500, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On August 8, 2013, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.    The note matures on May 12, 2014, and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $103,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on August 13, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $106,824, respectively.

On August 9, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on August 8, 2014 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on August 9, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $26,000, respectively.  In connection with this conversion, the Company issued an additional 750,730 shares valued at $22,276 as a penalty for the non-timely conversion of the debt.

On August 21, 2013, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.    The note matures on August 20, 2014 and bears a onetime interest charge of 5% after 90 days.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $50,000 proceeds on August 21, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $52,500, respectively.

On August 19, 2013, the Company entered into an agreement whereby the Company will issue up to $227,222 in a convertible note.    The note matures on August 18, 2014 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $227,222 proceeds, less the $5,000 finder’s fee and an original issue discount of $22,222 pursuant to the terms of this convertible note, on August 19, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $232,883 and $230,570, respectively.    In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 2, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note.    The note matures on October 1, 2014, and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $110,000 proceeds less the $10,000 finder’s fee pursuant to the terms of this convertible note, on October 2, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $112,201 and $111,086, respectively. In connection with this raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

On October 3, 2013, the Company entered into an agreement whereby the Company will issue up to $221,000 in a convertible note.    The note matures on October 3, 2014 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $221,000 proceeds, less the $21,000 original issue discount pursuant to the terms of this convertible note, on October 3, 2013 and finder’s fees of $14,000.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $225,397 and $223,158, respectively.    In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on October 6, 2014 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on October 7, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $30,525 and $25,586, respectively.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.    The note matures on October 6, 2014 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013 and finder’s fees of $5,000.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $288,278 and $285,415, respectively.    In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.    The note matures on July 12, 2014, and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $78,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on October 17, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $81,525 and $79,916, respectively.

On December 9, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note.    The note matures on December 8, 2014 and bears a onetime interest charge of 5% after 90 days.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $100,000 proceeds on December 9, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $125,020 and $100,000, respectively.

On December 11, 2013, the Company entered into an agreement whereby the Company will issue up to $153,500 in a convertible note.    The note matures on September 13, 2014, and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $153,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on December 16, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $157,277 and $154,173, respectively.

On December 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on December 5, 2014 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on December 6, 2013.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $30,525 and $25,171, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On December 30, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.    The note matures on December 29, 2014 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on December 31, 2013 and finder’s fees of $5,000.    As of March 31, 2014 and December 31, 2013, the convertible note balance and accrued interest is $285,646 and $282,809, respectively.    In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on January 27, 2015 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on January 28, 2014.    As of March 31, 2014, the convertible note balance and accrued interest is $30,525, respectively.

On February 20, 2014, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.    The note matures on February 19, 2015 and bears a onetime interest charge of 5% after 90 days.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $50,000 proceeds on February 20, 2014.    As of March 31, 2014, the convertible note balance is $50,000.

On February 27, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.    The note matures on February 26, 2015 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on February 27, 2014 and finder’s fees of $5,000.    As of March 31, 2014, the convertible note balance and accrued interest is $283,752.    In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On March 7, 2014, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.    The note matures on December 11, 2014, and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $103,500 proceeds, less the $3,500 finder’s fee pursuant to the terms of this convertible note, on March 12, 2014.    As of March 31, 2014, the convertible note balance and accrued interest is $104,044.

On March 19, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.    The note matures on March 18, 2015 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $25,000 proceeds, on March 19, 2014.    As of March 31, 2014, the convertible note balance and accrued interest is $30,525, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $486,278 and $3,843,221, respectively. The Convertible notes consist of the following terms:

		Three months ended	Year ended
		March 31, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - March 18, 2015	October 24, 2013 - December 29, 2014

Conversion terms 1	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	$-	$100,000
Conversion terms 2	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.T	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	-	25,000
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	55,500
Conversion terms 7	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	62,500
Conversion terms 8	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	100,000
Conversion terms 9	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	277,777
Conversion terms 10	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	166,000
Conversion terms 11	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	103,500
Conversion terms 12	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	833,334
Conversion terms 13	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 14	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	50,000
Conversion terms 15	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	227,222
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	50,000
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	103,500
Conversion terms 18	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	$-	$25,000

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The Convertible notes consist of the following terms (continued):

		Three months ended	Year ended
		March 31, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - March 18, 2015	October 24, 2013 - December 29, 2014

Conversion terms 19	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	110,000
Conversion terms 20	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 21	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 22	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 23	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	100,000
Conversion terms 24	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	153,500
Conversion terms 25	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 26	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	221,000
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 29	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778
Conversion terms 30	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 32	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500

		$486,278	$3,843,222

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

During the three months ended March 31, 2014, the Company converted debt and accrued interest, totaling $937,978 into 10,771,138 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $42,085.

During the three months ended March 31, 2013, the Company converted debt and accrued interest, totaling $491,873 into 3,088,562 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,334	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	1,247,054	0% - 10%

Borrowings during the year ended December 31, 2013	3,843,221	4% - 10%	October 24, 2013 - December 29, 2014

Non-Cash Reclassification of accrued interest converted	113,386

Conversion of debt to into 19,146,156 shares of common stock with a valuation of $2,736,376 ($0.09 - $0.27/share) including the accrued interest of $118,754	(2,684,915)
Convertible Debt Balance as of December 31, 2013	2,518,746	4% - 10%	February 2, 2014 - December 29, 2014

Borrowings during the three months ended March 31, 2014	486,278	4% - 10%	September 11, 2014 - March 18, 2015

Non-Cash Reclassification of accounts payable to debt	30,000

Non-Cash Reclassification of accrued interest converted	83,899

Conversion of debt to into 10,771,138 shares of common stock with a valuation of $854,079 ($0.09 - $0.27/share) including the accrued interest of $83,899	(937,978)
Convertible Debt Balance as of March 31, 2014	2,180,945	4% - 10%	June 2, 2014 - March 18, 2014

Debt Issue Costs

During the three months ended March 31, 2014, the Company paid debt issue costs totaling $8,500.

During the three months ended March 31, 2013, the Company paid debt issue costs totaling $39,333.

The following is a summary of the Company’s debt issue costs:

	3 Months Ended	3 Months Ended
	March 31, 2014	March 31, 2013

Debt issue costs	$146,055	$254,066
Accumulated amortization of debt issue costs	(118,529)	(171,501)

Debt issue costs - net	$27,526	$82,565

During the three months ended March 31, 2014 and 2013, the Company amortized $38,983 and $44,647 of debt issue costs, respectively.

Debt Discount & Original Issue Discount

During the three months ended March 31, 2014 and 2013, the Company recorded debt discounts totaling $407,036 and $647,511, respectively.

The debt discount recorded in 2014 and 2013 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The Company amortized $728,736 and $377,763 during the three months ended March 31, 2014 and 2013, respectively, to amortization of debt discount  expense.

	3 Months Ended	3 Months Ended
	March 31, 2014	March 31, 2013

Debt discount	$2,923,369	$1,689,354
Accumulated amortization of debt discount	(1,712,320)	(780,383)

Debt discount - Net	$1,211,049	$908,971

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2014 and 2013 and warrants issued in 2014 and 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	$-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	3,839,539
Fair value at the commitment date for warrants issued	43,809
Change in fair value of embedded derivative liability for warrants issued	(4,384)
Change in fair value of embedded derivative liability for convertible instruments	(996,754)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,162,726)
Derivative Liability - December 31, 2013	1,885,770

Fair value at the commitment date for convertible instruments	407,036
Change in fair value of embedded derivative liability for warrants issued	(9,878)
Change in fair value of embedded derivative liability for convertible instruments	1,727,142
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(514,180)
Derivative Liability - March 31, 2014	$3,495,890

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the three months ended March 31, 2014.  The Company recorded a derivative expense for the three months ended March 31, 2014 and 2013 of $0 and $24,126, respectively.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	110.31% - 168%	107.76% - 166.7%
Expected term:	0.5 - 3 Years	0.17 - 2.91 Years
Risk free interest rate:	0.11% - 0.15%	0.13% - 0.91%

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

NOTE 7          CONVERTIBLE DEBT

On December 11, 2012, the Company entered into an agreement whereby the Company will issue up to $120,000 in a convertible note.    The note matured on December 11, 2013 and bears an interest rate of 8%. As of December 31, 2013 and 2012, the Company balance of the convertible note and accrued interest is $128,810 and 120,526, respectively.      The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The conversion price equals to $0.50 per share.    For the year ended December 31, 2013, the Company issued 24,000 shares of common stock for accrued interest having a fair value of $5,368 ($0.21 - $0.25/share).

As of December 31, 2013, the note remains outstanding and is currently in default.

During the three months ended March 31, 2014, the Company negotiated modifications to the December 11, 2012 convertible debt.  For the modification, the Company compared the value of both the old and new convertible debt.    The Company determined that the present value of the cash flows associated with the new convertible debt exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of extinguishment accounting.

The modification of the note included extension of terms through July 31, 2014, decrease in the conversion price to $0.10 per share and an increase in the interest rate to 10%.  The Company also negotiated to convert $30,000 in accounts payable owed to the debt holder to be included in the convertible debt increasing the principal balance to $150,000.  In accordance with ASC 470-20-25-13, the convertible debt instrument was issued at a substantial premium which represented additional paid in capital.  In connection with the extinguishment, the Company recorded a loss on extinguishment of $18,596 with the offset recorded to additional paid in capital.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

On October 14, 2013, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,719 ($0.22/share).

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
AS OF MARCH 31, 2014
(UNAUDITED)

On December 1, 2013, the Company issued 250,000 shares of common stock for services having a fair value of $57,500 ($0.23/share).

In January 2014, the Company received 3,000,000 shares which were returned in connection with the cancellation of an endorsement agreement entered into on August 3, 2012 due to non-performance.  See note 9(B).

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,875 ($0.255/share).

On March 31, 2014, the Company issued 100,000 shares of common stock for services having a fair value of $9,300 ($0.093/share).

On January 15, 2013, the Company entered into a agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through March 31, 2014, a total of 43 applications have been filed.  In connection with this agreement:

•	On March 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

•	On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.25/share).

•	On March 31, 2014, the Company issued 750,000 shares of common stock for services having a fair value of $126,000 ($0.168/share).

On March 25, 2014, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,020 ($0.1275/share).

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

During the year ended December 31, 2013, the Company issued 2,000,000 warrants in connection with the entry into certain convertible debenture agreements. (See Note  6).

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

During the three months ended March 31, 2014, the Company issued 250,000 warrants in connection with the entry into certain convertible debenture agreements. (See Note  6).

The following tables summarize all warrant grants as of March 31, 2014, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Year)

Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	2,600,000	$0.41
Exercised	(620,800)	$0.07
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, December 31, 2013	3,135,000	$0.37	2.2
Granted	250,000	$0.40
Exercised	-	$-
Cancelled/Forfeited	-	$-
Balance, March 31, 2014	3,385,000	$0.37	2.0

A summary of all outstanding and exercisable warrants as of March 31, 2014 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.10	335,000	335,000	0.42	$22,780
$0.25	200,000	200,000	1.20	$-
$0.40	2,350,000	2,350,000	2.41	$-
$0.45	500,000	500,000	1.76	$-
	3,385,000	3,385,000	2.2 years	$22,780

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
(UNAUDITED)

On December 30, 2013, the Company entered into a conversion agreement executed by a note holder for 344,115 shares based on a conversion price of $0.1454 per share (See Note 6).

On December 31, 2013, the Company entered into a conversion agreement executed by a note holder for 262,605 shares based on a conversion price of $0.1345 per share (See Note 6).

On January 3, 2014, the Company entered into a conversion agreement executed by a note holder for 352,734 shares based on a conversion price of $0.142125 per share (See Note 6).

On January 7, 2014, the Company entered into a conversion agreement executed by a note holder for 360,490 shares based on a conversion price of $0.1388 per share (See Note 6).

On January 15, 2014, the Company entered into a conversion agreement executed by a note holder for 505,050 shares based on a conversion price of $0.1325 per share (See Note 6).

On January 21, 2014, the Company entered into a conversion agreement executed by a note holder for 646,465 shares based on a conversion price of $0.1268 per share (See Note 6).

On January 7, 2014, the Company entered into a conversion agreement executed by a note holder for 300,000 shares based on a conversion price of $0.1295 per share (See Note 6).

On January 8, 2014, the Company entered into a conversion agreement executed by a note holder for 80,109 shares based on a conversion price of $0.1268 per share (See Note 6).

On January 29, 2014, the Company entered into a conversion agreement executed by a note holder for 93,591 shares based on a conversion price of $0.1127 per share (See Note 6).

On February 5, 2014, the Company entered into a conversion agreement executed by a note holder for 266,599 shares based on a conversion price of $0.0996 per share (See Note 6).

On February 11, 2014, the Company entered into a conversion agreement executed by a note holder for 496,278 shares based on a conversion price of $0.1008 per share (See Note 6).

On February 12, 2014, the Company entered into a conversion agreement executed by a note holder for 67,340 shares based on a conversion price of $0.099 per share (See Note 6).

On February 12, 2014, the Company entered into a conversion agreement executed by a note holder for 44,893 shares based on a conversion price of $0.099 per share (See Note 6).

On February 14, 2014, the Company entered into a conversion agreement executed by a note holder for 477,897 shares based on a conversion price of $0.0847 per share (See Note 6).

On February 18, 2014, the Company entered into a conversion agreement executed by a note holder for 511,771 shares based on a conversion price of $0.0978 per share (See Note 6).

On February 18, 2014, the Company entered into a conversion agreement executed by a note holder for 110,943 shares based on a conversion price of $0.13 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $4,423 loss on conversion.

On February 19, 2014, the Company entered into a conversion agreement executed by a note holder for 147,929 shares based on a conversion price of $0.0910 per share (See Note 6). Conversion related to penalty fees incurred totaling $6,583.

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On February 24, 2014, the Company entered into a conversion agreement executed by a note holder for 580,645 shares based on a conversion price of $0.0818 per share (See Note 6).

On February 27, 2014, the Company entered into a conversion agreement executed by a note holder for 196,592 shares based on a conversion price of $0.12 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $8,591 loss on conversion.

On February 28, 2014, the Company entered into a conversion agreement executed by a note holder for 250,000 shares based on a conversion price of $0.0763 per share (See Note 6).  Conversion related to penalty fees incurred totaling $6,113.

On March 3, 2014, the Company entered into a conversion agreement executed by a note holder for 612,745 shares based on a conversion price of $0.0817 per share (See Note 6).

On March 4, 2014, the Company entered into a conversion agreement executed by a note holder for 339,940 shares based on a conversion price of $0.0686 per share (See Note 6).

On March 6, 2014, the Company entered into a conversion agreement executed by a note holder for 631,313 shares based on a conversion price of $0.0792 per share (See Note 6).

On March 12, 2014, the Company entered into a conversion agreement executed by a note holder for 851,426 shares based on a conversion price of $0.0784 per share (See Note 6).

On March 13, 2014, the Company entered into a conversion agreement executed by a note holder for 352,801 shares based on a conversion price of $0.07 per share (See Note 6).  Conversion related to penalty fees incurred totaling $9,580.

On March 19, 2014, the Company entered into a conversion agreement executed by a note holder for 229,753 shares based on a conversion price of $0.09 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $6,795 loss on conversion.

On March 24, 2014, the Company entered into a conversion agreement executed by a note holder for 1,260,835 shares based on a conversion price of $0.0705 per share (See Note 6).

On March 31, 2014, the Company entered into a conversion agreement executed by a note holder for 1,002,999 shares based on a conversion price of $0.0658 per share (See Note 6).

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
AS OF MARCH 31, 2014
(UNAUDITED)

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).    The following assets were acquired in the transaction:

	Three months ended	Year ended
	March 31, 2014	December 31, 2013

Goodwill at cost/fair value, Opening Balance	$9,647,577	$9,655,588

Net assets acquired:
Current assets	-	281,527
Cash	-	70,896
Total net assets acquired	-	352,423

Goodwill at cost/fair value, Ending Balance	$9,647,577	$9,647,577
Less: Accumulated Amortization	585,287	343,898
Goodwill, net of accumulated amortization	9,062,290	9,303,679

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of December 31, 2013.  For the year ended December 31, 2013, the Company recorded $343,898 of amortization expense.

For the three months ended March 31, 2014 and 2013, the Company recorded $241,389 and $0, respectively, of amortization expense.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

The following tables summarize all option grants as of March 31, 2014, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	.	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2011	12,000,000	0.12	2.05
Granted	.	-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2013	12,700,000	0	2
Granted	-	$-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - March 31, 2014	12,700,000	0.14	1.80
Exercisable - March 31, 2014	12,700,000

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

On November 26, 2012, the Company executed an employment agreement with its VP of Music Development. . The term of the agreement is for two years.    As compensation for services, the VP will receive a monthly compensation of $7,000.    In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.    As of December 31, 2013 the employee received 500,000 shares with a fair value of $133,750 (See Note 8(B)),

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.    As compensation for services, the VP will receive a monthly compensation of $8,000.    In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.    As of December 31, 2013 the employee received 500,000 shares with a fair value of $133,750 (See Note 8(B)),

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.    As compensation for services, the Director  will receive a monthly compensation of $10,000.    Upon the first million dollars in gross sales the salary will increase to $12,000 per month.    In addition, the Director will receive up to 1,000,000 shares of common stock payable  in lots of 125,000 per quarter beginning on January 1, 2013.    Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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

As December 31, 2012,  the first two of the four points listed above have been completed and the Company recorded $480,000 as deferred compensation and $480,000 in endorsement expense.    As of March 31, 2013, the second two of the four points listed above have been completed and the Company recognized $480,000 in endorsement expense (See Note 8(B)). The Company and the third party have completed the video endorsement and the mobile application and launched both in August 2013. In September 2013, the parties decided that they would not be effective working together due to a change in marketing goals. The parties reached an agreement whereby the Company will not promote the endorsement or the mobile application and the third party will return all shares received to the Company who in turn will return them to the Company treasury.    As of January 2014, the August 3, 2012 agreement has been terminated and 3,000,000 shares have been returned to the Company.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

In July 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors. The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months. On July 8, 2013, the Company issued 1,500,000 common shares as consideration for these services valued at $315,000 (See note 8(C)).

In July 2013, the Company entered into a digital content distribution agreement for a period of 1 year.    The agreement calls for an advance of $25,000, the fees are recorded as prepaid expenses, earned based on downloaded content for a minimum of $120,000 per year.    The agreement also calls for a onetime fee of $50,000 for synchronization services of which $25,000 has been paid and has been recorded as a prepaid expense.    As of December 31, 2013, the Company paid a total of $50,000 in connection with this agreement which has been recorded as prepaid expenses.

(C) Operating Lease Agreements

On September 20, 2012, the Company took over a month to month operating lease upon completing the asset purchase agreement with Liquid Spins. The lease began on October 1, 2012 at a monthly rate of $1,585. The Company gave notice to end this month to month lease, with a final end date of February 28, 2014.

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

Loans

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

On July 30, 2013, the Company received $28,000 from the principal stockholder which was repaid on August 13, 2013 (See Note 3).

As of March 31, 2014, the note payable balance including accrued interest totaled $0.

Line of Credit

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
AS OF MARCH 31, 2014
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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder.    The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.    Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015.  During the three months ended March 31, 2014, the principal stockholder loaned an additional $50,000.  As of March 31, 2014, the line of credit balance including accrued interest totaled $192,110 (See Note 4).

Services and other Contributions

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
AS OF MARCH 31, 2014
(UNAUDITED)

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

On August 14, 2012, the Company, along with two shareholders of the Company, were named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego. The plaintiff alleges he was terminated by his former employer “Acoustics Control Sciences, LLC” (which is a company that is not affiliated with Max Sound Corporation) in August 2008 without receiving wages and other compensation allegedly due him. The plaintiff further claims that two of the members or “shareholders” of Acoustics Control Sciences, LLC, wrongfully transferred a patent owned by his former employer and this transfer prevented his former employer from paying the wages alleged due. According to the plaintiff, when the assets of his former employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously prosecuted and has a good likelihood of success.

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

MAX SOUND CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 12        INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at March 31, 2014 and December 31, 2013:

	Useful Life	March 31, 2014		December 31, 2013

Distribution rights	10 Years	$9,647,577	(2)	$9,647,577
Trademarks	Indefinite	7,500,000		7,500,000
Software	3 Years	-		-	(1)
Other	Indefinite	275		275
Accumulated amortization		(585,287)		(343,898)

Net carrying value		$16,562,565		$16,803,954

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

For the three months ended March 31, 2014 and 2013, amortization expense related to the intangibles with finite lives totaled $241,390 and $0, respectively, and was included in general and administrative expenses in the statement of operations.

At March 31, 2014, future amortization of intangible assets is as follows:

Year ending December 31:
2014	$724,169
2015	965,559
2016	968,204
2017	965,559
2018	965,559
Thereafter	4,473,240
$9,062,290

NOTE 13        SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $498,637 in convertible debt comprised of principal and accrued interest into approximately 7,613,426 common shares.

On April 25, 2014, in connection with the January 15, 2013 agreement for legal services, the Company issued an additional 50,000 common shares related to a patent application filed.

On April 17, 2014, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note.  The note matures on January 21, 2015 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $21,980 ($0.1099/share) in exchange for consulting services.

In connection with the September 26, 2013 line of credit agreement, the principal stockholder loaned the Company an additional $85,000 on April 28, 2014.  See Note 3.

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

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenue	1,236	$988

Operating Expenses
General and administrative	740,785	947,816
Endorsement fees	-	480,000
Consulting	133,812	127,076
Professional fees	277,474	492,758
Website development	22,881
Compensation	256,400	270,359
Total Operating Expenses	1,431,352	2,318,009

Loss from Operations	(1,430,116)	(2,317,021)

Other Income / (Expense)
Gain (Loss) on extinguishment of debt	(18,596)	-
Interest expense	(116,582)	(29,656)
Derivative expense	-	(24,126)
Amortization of debt offering costs	(78,983)	(49,237)
Loss on conversions	(42,085)	(46,093)
Amortization of debt discount	(786,155)	(421,763)
Change in fair value of embedded derivative liability	(1,717,264)	188,493
Total Other Income / (Expense)	(2,759,665)	(382,382)

Provision for Income Taxes	-

Net Loss	$(4,189,781)	$(2,699,403)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year Basic and Diluted	313,207,471	290,407,275

For the three months ended March 31, 2014 and for the three months ended March 31, 2013

General and Administrative Expenses: Our general and administrative expenses were $740,785 for the three months ended March 31, 2014 and $947,816 for the three months ended March 31, 2013, representing a decrease of $207,031, or approximately 22%, as a result of decrease in license fees.  Our expenses on the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the three months ended March 31, 2014 and $480,000 for the three months ended March 31, 2013, representing a decrease of $480,000, or approximately 100%, as a result of an endorsement agreement with Pitbull signed in 2013.

Consulting Fees:  Our consulting fees were $133,812 for the three months ended March 31, 2014 and $127,076 for the three months ended March 31, 2013, representing an increase of $6,736, or approximately 5%. The Company has increased the use of consultants to assist the Company in raising capital and promoting the Max Sound Technology.

Professional Fees: Our professional fees were $277,474 for the three months ended March 31, 2014 and $492,758 for the three months ended March 31, 2013, representing a decrease of $215,284, or approximately 44%, as a result of reduced legal fees.

Compensation: Our compensation expenses were $256,400 for the three months ended March 31, 2014 and $270,359 for the three months ended March 31, 2013, representing a decrease of $13,959, or approximately 5%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended March 31, 2014 and 2013, was $4,189,781, compared to $2,699,403 for the three months ended March 31, 2013. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2014 and 2013 were $1,236 and $988, respectively. We have an accumulated deficit of $31,462,834 for the period from December 9, 2005 (inception) to March 31, 2014, and have negative cash flow from operations of $7,896,600 from inception.

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $31,462,834 for the period from December 9, 2005 (inception) to March 31, 2014, and has negative cash flow from operations of $7,896,600.  As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

From our inception through March 31, 2014, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations and convertible notes, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Private Financings

Below is a summary of our capital-raising activities for the three months ended March 31, 2014:

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on January 27, 2015 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on January 28, 2014.  As of March 31, 2014, the convertible note balance and accrued interest is $30,525.

On February 20, 2014, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note.  The note matures on February 19, 2015 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $50,000 proceeds on February 20, 2014.  As of March 31, 2014, the convertible note balance is $50,000.

On February 27, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.  The note matures on February 26, 2015 and bears an interest rate of 4%.  The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on February 27, 2014 and finder’s fees of $5,000.  As of March 31, 2014, the convertible note balance and accrued interest is $283,752.  In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On March 7, 2014, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note.  The note matures on December 11, 2014, and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $103,500 proceeds, less the $3,500 finder’s fee pursuant to the terms of this convertible note, on March 12, 2014.  As of March 31, 2014, the convertible note balance and accrued interest is $104,044.

On March 19, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note.  The note matures on March 18, 2015 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $25,000 proceeds, on March 19, 2014.  As of March 31, 2014, the convertible note balance and accrued interest is $30,525.

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $486,278 and $3,843,221 respectively. The Convertible notes consist of the following terms:

		Three months ended	Year ended
		March 31, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		December 11, 2014 - March 18, 2015	October 24, 2013 - December 29, 2014

Conversion terms 1	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	$-	$100,000
Conversion terms 2	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	-	25,000
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	55,500
Conversion terms 7	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	62,500
Conversion terms 8	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	100,000
Conversion terms 9	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	277,777
Conversion terms 10	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	166,000
Conversion terms 11	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	103,500
Conversion terms 12	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	833,334
Conversion terms 13	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 14	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	50,000
Conversion terms 15	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	227,222
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	50,000
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	103,500
Conversion terms 18	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000

The Convertible notes consist of the following terms (continued):

		Three months ended	Year ended
		March 31, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		4% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		December 11, 2014 - March 18, 2015	October 24, 2013 - December 29, 2014

Conversion terms 19	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	110,000
Conversion terms 20	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 21	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 22	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 23	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	100,000
Conversion terms 24	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	153,500
Conversion terms 25	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 26	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	221,000
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 29	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778
Conversion terms 30	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 32	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500

		$486,278	$3,843,222

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

During the year ended December 31, 2013, the Company received $290,000 from Greg Halpern, the Company's Chief Financial Officer and principal stockholder (referred to herein as the "principal stockholder"), and the Company repaid $150,213 in principal and accrued interest.  Pursuant to the terms of the loan, the loan bears an annual interest rate of 4% and is due on or before September 26, 2015 (See Note 10).  During the three months ended March 31, 2014, the principal stockholder loaned an additional $50,000.  As of March 31, 2014, the line of credit balance including accrued interest totaled $192,110.

On April 28, 2014, the principal stockholder loaned an additional $85,000 to the Company under the September 26, 2013 line of credit.

In the event that we are unable to obtain additional financing and/or funding or our principal stockholder either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

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

Revenue Recognition:
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $1,236 and $988 in revenue for the three months ended March 31, 2014, and 2013, respectively.

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

Prior to February of 2011, the Company's business operations were related to the development and launching of a social networking website. However, since February of 2011, our business focus has been on the developing and marketing of our Max Sound HD Audio Technology. The year 2013 was our initial year of marketing and demonstrating our developed technology, management considers past operational levels to be inconsistent with future operations mainly due to the shift in business focus. In our impairment testing, the Company made assumptions towards the income and expenses expected in the future including, but not limited to, determining the actual expenses incurred in the current year that were attributable to the new business focus in order to develop an annual cost benchmark, trends in the marketplace, feedback from current and past marketing activities, and assessments upon the useful life of the technology rights.

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

As part of the impairment test, the Company reviewed its initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances which are similar to the Company's products would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that its technology rights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of its technology. If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update its impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Subsequent Events

Through the filing of these financial statements, the Company converted a total of approximately $498,637 in convertible debt comprised of principal and accrued interest into approximately 7,613,426 common shares.

On April 25, 2014, in connection with the January 15, 2013 agreement for certain legal services, the Company issued an additional 50,000 common shares relating to a patent application filed.

On April 17, 2014, the Company entered into an agreement with KBM Worldwide, Inc., whereby the Company will issue up to $78,500 in a convertible note.  The note matures on January 21, 2015 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $21,980 ($0.1099/share) in exchange for consulting services.

In connection with the September 26, 2013 line of credit agreement, the principal stockholder loaned the Company an additional $85,000 on April 28, 2014.  See Note 3.

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

Limitations on the Effectiveness of Internal Controls.  Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,875 ($0.255/share).

On March 31, 2014, the Company issued 100,000 shares of common stock for services having a fair value of $9,300 ($0.093/share).

On January 15, 2013, the Company entered into an agreement for legal services pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock corresponding to the preparation, filing costs and fees of each provisional and regular patent application.  Through March 31, 2014, a total of 43 applications have been filed.  In connection with this agreement:

•	On March 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

•	On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.25/share).

•	On March 31, 2014, the Company issued 750,000 shares of common stock for services having a fair value of $126,000 ($0.168/share).

On March 25, 2014, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,020 ($0.1275/share).

On January 3, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 5, 2013, with the original principal amount of $277,778 for 352,734 shares based on a conversion price of $0.142125 per share (See Note 6).

On January 7, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $166,667 for 360,490 shares based on a conversion price of $0.1388 per share (See Note 6).

On January 7, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated June 27, 2013, with the original principal amount of $50,000 for 300,000 shares based on a conversion price of $0.1295 per share (See Note 6).

On January 8, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 80,109 shares based on a conversion price of $0.1268 per share (See Note 6).

On January 15, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $166,667 for 505,050 shares based on a conversion price of $0.1325 per share (See Note 6).

On January 21, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 646,465 shares based on a conversion price of $0.1268 per share (See Note 6).

On January 29, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated May 3, 2013, with the original principal amount of $25,000 for 93,591 shares based on a conversion price of $0.1127 per share (See Note 6).

On February 5, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated June 27, 2013, with the original principal amount of $50,000 for 266,599 shares based on a conversion price of $0.0996 per share (See Note 6).

On February 11, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 496,278 shares based on a conversion price of $0.1008 per share (See Note 6).

On February 12, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 67,340 shares based on a conversion price of $0.099 per share (See Note 6).

On February 12, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 44,893 shares based on a conversion price of $0.099 per share (See Note 6).

On February 14, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 477,897 shares based on a conversion price of $0.0847 per share (See Note 6).

On February 18, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for executed by a note holder for 511,771 shares based on a conversion price of $0.0978 per share (See Note 6).

On February 18, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 110,943 shares based on a conversion price of $0.13 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $4,423 loss on conversion.

On February 19, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 147,929 shares based on a conversion price of $0.0910 per share (See Note 6). Conversion related to penalty fees incurred totaling $6,583.

On February 24, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 580,645 shares based on a conversion price of $0.0818 per share (See Note 6).

On February 27, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 196,592 shares based on a conversion price of $0.12 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $8,591 loss on conversion.

On February 28, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 250,000 shares based on a conversion price of $0.0763 per share (See Note 6).  Conversion related to penalty fees incurred totaling $6,113.

On March 3, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 612,745 shares based on a conversion price of $0.0817 per share (See Note 6).

On March 4, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 339,940 shares based on a conversion price of $0.0686 per share (See Note 6).

On March 6, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 631,313 shares based on a conversion price of $0.0792 per share (See Note 6).

On March 12, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 851,426 shares based on a conversion price of $0.0784 per share (See Note 6).

On March 13, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 352,801 shares based on a conversion price of $0.07 per share (See Note 6).  Conversion related to penalty fees incurred totaling $9,580.

On March 19, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 229,753 shares based on a conversion price of $0.09 per share (See Note 6).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $6,795 loss on conversion.

On March 24, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 1,260,835 shares based on a conversion price of $0.0705 per share (See Note 6).

On March 31, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated August 21, 2013, with the original principal amount of $50,000 for 1,002,999 shares based on a conversion price of $0.0658 per share (See Note 6).

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $21,980 ($0.1099/share) in exchange for consulting services.

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

On April 17, 2014, the Company entered into an agreement with KBM Worldwide, Inc. whereby the Company will issue up to $78,500 in a convertible note.  The note matures on January 21, 2015 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Securities Purchase Agreement, dated April 17, 2014, with KBM Worldwide, Inc.
10.2	8% Convertible Note, due January 21, 2015, issued to KBM Worldwide, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: May 15, 2014	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)