Form 10-Q
period 2014-06-30
Max Sound Corp
filed 2014-08-14
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No 

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 12, 2014, there were 356,909,963 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended June 30, 2014

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Max Sound Corporation
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets
Cash	$53,877	$166,778
Inventory	38,071	38,071
Prepaid expenses	17,330	65,069
Debt offering costs - net	27,973	58,009
Total Current Assets	137,251	327,927

Property and equipment, net	216,847	255,317

Other Assets
Security deposit	413	413
Intangible assets	18,385,175	16,803,954
Total Other Assets	18,385,588	16,804,367

Total Assets	$18,739,686	$17,387,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$329,124	$206,458
Accrued expenses	138,912	94,973
Line of credit - related party	286,652	140,000
Derivative liabilities	1,641,447	1,885,769
Convertible note payable, net of debt discount of $1,739,119 and $643,814, respectively	969,748	956,357
Total Current Liabilities	3,365,883	3,283,557

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized,
348,701,623 and 309,543,698 shares issued and outstanding, respectively	35,171	31,255
Additional paid-in capital	47,288,503	41,915,852
Deferred compensation	(12,500)	(50,000)
Treasury stock	(519,575)	(520,000)
Deficit accumulated during the development stage	(31,417,796)	(27,273,053)
Total Stockholders' Equity	15,373,803	14,104,054

Total Liabilities and Stockholders' Equity	$18,739,686	$17,387,611

See accompanying notes to condensed unaudited financial statements.

1

Max Sound Corporation

(A Development Stage Company)

Condensed Statements of Operations

(UNAUDITED)

					For the Period From
					December 9, 2005
	For the Three Months Ended,		For the Six Months Ended		(Inception)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	to June 30, 2014

Revenue	$152	$732	$1,388	$1,720	$27,717

Operating Expenses
General and administrative	916,940	492,879	1,680,606	1,440,696	6,905,348
Endorsement fees	-	-	-	480,000	5,422,277
Consulting	140,894	143,211	274,706	270,287	6,921,668
Professional fees	128,858	110,630	406,332	603,388	1,853,575
Website development	-	-	-	-	251,263
Compensation	246,800	411,340	503,200	681,699	4,982,066
Total Operating Expenses	1,433,492	1,158,060	2,864,844	3,476,070	26,336,197

Loss from Operations	(1,433,340)	(1,157,328)	(2,863,456)	(3,474,350)	(26,308,480)

Other Income / (Expense)
Interest income	-	-	-	-	688
Other income	37,500	-	37,500	-	44,405
Gain on sale of intellectual property	-	-	-	-	220,000
Gain (Loss) on extinguishment of debt	-	-	(18,596)	-	(11,953)
Interest expense	(80,612)	(32,453)	(197,195)	(62,109)	(403,067)
Derivative Expense	(47,506)	(71,752)	(47,506)	(95,877)	(691,313)
Amortization of debt offering costs	(18,053)	(72,418)	(97,036)	(121,655)	(619,084)
Loss on conversions	(48,398)	-	(90,483)	(46,093)	(136,576)
Amortization of debt discount	(772,139)	(660,334)	(1,558,294)	(1,082,097)	(5,046,600)
Change in fair value of embedded derivative liability	2,407,587	47,534	690,323	236,026	1,670,639
Total Other Income / (Expense)	1,478,379	(789,423)	(1,281,287)	(1,171,805)	(4,972,861)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$45,039	$(1,946,751)	$(4,144,743)	$(4,646,155)	$(31,281,341)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year Basic and Diluted	333,384,831	295,880,176	323,325,126	293,158,844

See accompanying notes to condensed unaudited financial statements.

2

Max Sound Corporation

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Equity

For the Period from December 9, 2005 (Inception) to June 30, 2014

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Subscription	Deferred	Treasury	Total Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Equity

Balance, December 9, 2005 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Stock issued on acceptance of incorporation expenses	-	-	100,000	10	90	-	-	-	-	100

Net loss for the period December 9, 2005 (Inception) to December 31, 2005	-	-	-	-	-	(400)	-	-	-	(400)

Balance, December 31, 2005	-	-	100,000	10	90	(400)	-	-	-	(300)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,450)	-	-	-	(1,450)

Balance, December 31, 2006	-	-	100,000	10	90	(1,850)	-	-	-	(1,750)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(1,400)	-	-	-	(1,400)

Balance, December 31, 2007	-	-	100,000	10	90	(3,250)	-	-	-	(3,150)

Common stock issued for services to founder ($0.001/sh)	-	-	44,900,000	4,490	40,410	-	-	-	-	44,900

Common stock issued for cash ($0.25/sh)	-	-	473,000	47	118,203	-	(67,750)	-	-	50,500

Common stock issued for services ($0.25/sh)	-	-	12,000	1	2,999	-	-	-	-	3,000

Shares issued in connection with stock dividend	-	-	136,455,000	13,646	122,809	(136,455)	-	-	-	-

In kind contribution of rent - related party	-	-	-	-	2,913	-	-	-	-	2,913

Accrued expenses payment made by a former shareholder	-	-	-	-	4,400	-	-	-	-	4,400

Net loss for the year ended December 31, 2008	-	-	-	-	-	(117,115)	-	-	-	(117,115)

Balance, December 31, 2008	-	-	181,940,000	18,194	291,824	(256,820)	(67,750)	-	-	(14,552)

Common stock issued for cash ($0.25/sh)	-	-	62,000	6	15,494	-	-	-	-	15,500

Common stock issued for services ($0.25/sh)	-	-	24,000	2	5,998	-	-	-	-	6,000

Common stock issued for services ($0.35/sh)	-	-	1,700,000	170	594,830	-	-	(499,333)	-	95,667

Common stock issued for services ($0.0625/sh)	-	-	935,714	94	58,388	-	-	-	-	58,482

Warrants issued for services	-	-	-	-	823,077	-	-	-	-	823,077

Common stock issued for services ($1.50/sh)	-	-	30,000	3	44,997	-	-	(39,699)	-	5,301

Common stock issued for services ($1.77/sh)	-	-	30,000	3	53,097	-	-	(53,100)	-	-

Common stock issued for services ($1.78/sh)	-	-	100,000	10	177,990	-	-	(166,052)	-	11,948

Common stock issued for services ($1.80/sh)	-	-	100,000	10	179,990	-	-	(168,904)	-	11,096

Common stock issued for services ($1.93/sh)	-	-	2,830,000	283	5,461,617	-	-	(5,459,098)	-	2,802

Common stock issued for services ($1.94/sh)	-	-	30,000	3	58,197	-	-	(58,200)	-	-

Common stock issued for services ($1.95/sh)	-	-	920,000	92	1,793,908	-	-	(1,135,808)	-	658,192

Common stock issued for services ($2.00/sh)	-	-	300,000	30	599,970	-	-	(506,423)	-	93,577

Return of common stock issued for services ($0.35/sh)	-	-	(1,100,000)	(110)	(384,890)	-	-	385,000	-	-

Shares issued in connection with stock dividend	-	-	258,000	26	(26)	-	-	-	-	-

Stock offering costs	-	-	-	-	(850)	-	-	-	-	(850)

Collection of subscription receivable	-	-	-	-	-	-	67,750	-	-	67,750

In kind contribution of rent - related party	-	-	-	-	12,600	-	-	-	-	12,600

Deferred compensation realized	-	-	-	-	-	-	-	114,333	-	114,333

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,298,552)	-	-	-	(2,298,552)

Balance, December 31, 2009	-	-	188,159,714	18,816	9,786,211	(2,555,372)	-	(7,587,284)	-	(337,629)

Common stock issued for cash ($0.25/sh)	-	-	1,200,000	120	299,880	-	-	-	-	300,000

Accrued salary conversion into common stock ($0.30/sh)	-	-	945,507	95	283,557	-	-	-	-	283,652

Common stock issued for services ($0.15/sh)	-	-	250,000	25	37,475	-	-	-	-	37,500

Common stock issued for services ($0.18/sh)	-	-	100,000	10	17,990	-	-	-	-	18,000

Common stock issued for services ($0.19/sh)	-	-	100,000	10	18,990	-	-	-	-	19,000

Common stock issued for services ($0.20/sh)	-	-	210,000	21	41,979	-	-	-	-	42,000

Common stock issued for services ($0.25/sh)	-	-	140,000	14	34,986	-	-	-	-	35,000

Common stock issued in exchange for technology rights ($0.25/sh)	-	-	30,000,000	3,000	7,497,000	-	-	-	-	7,500,000

Return of common stock issued for services ($1.05/sh)	-	-	(150,000)	(15)	15	-	-	-	-	-

Common stock issued for services ($1.24/Sh)	-	-	1,000,000	100	1,239,900	-	-	(1,097,315)	-	142,685

Common stock issued for services ($1.70/sh)	-	-	100,000	10	169,990	-	-	(152,534)	-	17,466

Cancellation of shares held in escrow ($1.93/sh)	-	-	(1,000,000)	(100)	(1,929,900)	-	-	487,802	-	(1,442,198)

Warrants issued for services	-	-	-	-	10,559	-	-	-	-	10,559

Blue sky fees	-	-	-	-	(400)	-	-	-	-	(400)

Stock and financing offering costs	-	-	-	-	(8,000)				-	(8,000)

In kind contribution of rent - related party	-	-	-	-	9,450	-	-	-	-	9,450

Deferred compensation realized	-	-	-	-	-	-	-	6,546,046	-	6,546,046

Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,312,965)	-	-	-	(6,312,965)

Balance, December 31, 2010	-	-	221,055,221	22,106	17,509,682	(8,868,337)	-	(1,803,285)	-	6,860,166

Common stock issued in exchange for assets ($0.10/sh)	-	-	3,000,000	300	299,700	-	-	-	-	300,000

Common stock issued for services ($0.07/sh)	-	-	2,000,000	200	139,800	-	-	-	-	140,000

Common stock issued for services ($0.08/sh)	-	-	1,006,500	100	80,420	-	-	-	-	80,520

Common stock issued for services ($0.10/sh)	-	-	3,066,462	307	306,339	-	-	-	-	306,646

Common stock issued for services ($0.11/sh)	-	-	500,000	50	54,950	-	-	-	-	55,000

Common stock issued for services ($0.22/sh)	-	-	15,403	2	3,386	-	-	-	-	3,388

Common stock issued for services ($0.23/sh)	-	-	100,000	10	22,990	-	-	-	-	23,000

Common stock issued for services ($0.25/sh)	-	-	702,860	70	175,645	-	-	-	-	175,715

Common stock issued for services ($0.33/sh)	-	-	100,000	10	32,990	-	-	-	-	33,000

Common stock issued for services ($0.35/sh)	-	-	2,443	-	855	-	-	-	-	855

Common stock issued for services ($0.39/sh)	-	-	101,500	10	39,575	-	-	-	-	39,585

Common stock issued for services ($0.47/sh)	-	-	123,795	12	58,172	-	-	-	-	58,184

Common stock issued for services ($0.50/sh)	-	-	100,000	10	49,990	-	-	-	-	50,000

Common stock issued for services ($0.54/sh)	-	-	200,000	20	107,980	-	-	-	-	108,000

Common stock issued for services ($0.70/sh)	-	-	100,000	10	69,990	-	-	-	-	70,000

Common stock issued for services ($0.88/sh)	-	-	100,000	10	87,990	-	-	-	-	88,000

Convertible debt conversion into common stock ($0.0295/sh)	-	-	271,186	27	7,973	-	-	-	-	8,000

Convertible debt conversion into common stock ($0.0315/sh)	-	-	587,382	59	18,444	-	-	-	-	18,503

Convertible debt conversion into common stock ($0.032/sh)	-	-	109,375	11	3,489	-	-	-	-	3,500

Convertible debt conversion into common stock ($0.0336/sh)	-	-	357,143	36	11,964	-	-	-	-	12,000

Convertible debt conversion into common stock ($0.0454/sh)	-	-	220,264	22	9,978	-	-	-	-	10,000

Convertible debt conversion into common stock ($0.1339/sh)	-	-	116,505	12	15,588	-	-	-	-	15,600

Convertible debt conversion into common stock ($0.1455/sh)	-	-	96,220	9	13,991	-	-	-	-	14,000

Convertible debt conversion into common stock ($0.1554/sh)	-	-	77,220	8	11,992	-	-	-	-	12,000

Accrued salary conversion into common stock ($0.11/sh)	-	-	1,309,091	131	143,869	-	-	-	-	144,000

Line of credit conversion into common stock ($0.11/sh)	-	-	909,091	91	99,909	-	-	-	-	100,000

Common stock issued for cash ($0.10/sh)	-	-	18,857,000	1,886	1,883,814	-	-	-	-	1,885,700

Warrants issued for services	-	-	-	-	248,498	-	-	-	-	248,498

Stock offering costs	-	-	-	-	(79,780)	-	-	-	-	(79,780)

Amortization of stock options	-	-	-	-	1,199,794	-	-	-	-	1,199,794

Deferred compensation realized	-	-	-	-	-	-	-	1,803,285	-	1,803,285

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,491,647)	-	-	-	(5,491,647)

Balance, December 31, 2011	-	-	255,184,661	25,519	22,629,977	(14,359,984)	-	-	-	8,295,512

Common stock issued in exchange for assets ($0.404/sh)	-	-	24,752,475	2,475	9,997,525	-	-	-	-	10,000,000

Common stock issued for services ($0.62/sh)	-	-	733	-	454	-	-	-	-	454

Common stock issued for services ($0.21/sh)	-	-	150,000	15	31,485	-	-	-	-	31,500

Common stock issued for services ($0.25/sh)	-	-	250,000	25	62,475	-	-	-	-	62,500

Common stock issued for services ($0.30/sh)	-	-	850,000	85	254,915	-	-	(125,000)	-	130,000

Common stock issued for services ($0.32/sh)	-	-	3,000,000	300	959,700	-	-	(480,000)	-	480,000

Convertible debt conversion into common stock ($0.17032/sh)	-	-	146,780	15	24,985	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.1764/sh)	-	-	150,000	15	26,445	-	-	-	-	26,460

Convertible debt conversion into common stock ($0.18013/sh)	-	-	277,572	28	49,972	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.18128/sh)	-	-	113,805	11	20,489	-	-	-	-	20,500

Convertible debt conversion into common stock ($0.18619/sh)	-	-	917,031	92	170,649	-	-	-	-	170,741

Convertible debt conversion into common stock ($0.19159/sh)	-	-	180,000	18	34,468	-	-	-	-	34,486

Convertible debt conversion into common stock ($0.19670/sh)	-	-	101,678	10	19,990	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.1995/sh)	-	-	200,501	20	39,980	-	-	-	-	40,000

Convertible debt conversion into common stock ($0.2394/sh)	-	-	48,454	5	11,595	-	-	-	-	11,600

Convertible debt conversion into common stock ($0.2513/sh)	-	-	198,965	20	49,980	-	-	-	-	50,000

Convertible debt conversion into common stock ($0.27067/sh)	-	-	92,365	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2741/sh)	-	-	91,208	9	24,991	-	-	-	-	25,000

Convertible debt conversion into common stock ($0.2763/sh)	-	-	72,385	7	19,993	-	-	-	-	20,000

Convertible debt conversion into common stock ($0.322/sh)	-	-	528,035	53	169,974	-	-	-	-	170,027

Common stock issued for financing costs ($0.34/sh)	-	-	60,000	6	20,394	-	-	-	-	20,400

Reclassification of derivative liability associated with convertible debt	-	-	-	-	549,547	-	-	-	-	549,547

Warrants issued for services	-	-	-	-	48,031	-	-	-	-	48,031

Net loss for the year ended December 31, 2012	-	-	-	-	-	(4,108,182)	-	-	-	(4,108,182)

Balance, December 31, 2012	-	-	287,366,648	28,737	35,243,005	(18,468,166)	-	(605,000)	-	16,198,576

Convertible debt and accrued interest conversion into common stock			19,146,156	1,915	2,734,461	-	-	-	-	2,736,376

Shares issued as a finders fee	-	-	94,964	9	20,545	-	-	-	-	20,554

Exercise of stock warrants	-	-	540,901	54	43,026	-	-	-	-	43,080

Common stock issued for services ($0.19 - $0.37/sh)			6,145,029	615	1,512,698	-	-	(60,000)	-	1,453,313

Return of shares	-	-	(750,000)	(75)	75	-	-	-	-	-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	2,162,726	-	-	-	-	2,162,726

Warrants issued for services	-	-	-	-	84,028	-	-	-	-	84,028

Stock options issued for services	-	-	-	-	115,288	-	-	-	-	115,288

Deffered compensation realized	-	-	-	-	-	-	-	615,000	-	615,000

Repurchased shares	-	-	(3,000,000)	-	-	-	-	-	(520,000)	(520,000)

Net loss for the years ended December 31, 2013	-	-	-	-	-	(8,804,887)	-	-	-	(8,804,887)

Balance December 31, 2013	-	-	309,543,698	31,255	41,915,852	(27,273,053)	-	(50,000)	(520,000)	14,104,054

Convertible debt, accrued interest and penalty conversion into common stock	-	-	25,557,925	2,556	1,908,119	-	-	-	-	1,910,675

Common stock issued for services ($0.09 - $0.26/sh)	-	-	2,850,000	285	662,495	-	-	-	-	662,780

Return of shares	-	-	(4,250,000)	(425)		-	-	-	425	-

Reclassification of derivative liability associated with convertible debt	-	-	-	-	1,270,941	-	-	-	-	1,270,941

Deffered compensation realized	-	-	-	-	-	-	-	37,500	-	37,500

Loss on debt extinguishment	-	-	-	-	18,596	-	-	-	-	18,596

Common stock issued in exchange for assets ($0.10 - $0.12/sh)	-	-	15,000,000	1,500	1,512,500	-	-	-	-	1,514,000

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(4,144,743)	-	-	-	(4,144,743)

Balance June 30, 2014	-	$-	348,701,623	$35,171	$47,288,503	$(31,417,796)	$-	$(12,500)	$(519,575)	$15,373,803

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended		For the Period From December 9, 2005 (Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows From Operating Activities:
Net Loss	$(4,144,743)	$(4,646,155)	$(31,281,341)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	53,449	40,756	255,240
Depreciation for abandonment of website	-	-	57,063
In kind contribution of rent - related party	-	-	24,963
Stock and stock options issued for services	662,780	1,115,538	4,965,446
Stock issued for debt financing costs	-	-	20,400
Warrants issued for services	-	84,028	1,214,193
Loss on debt conversion settled through the issuance of stock	90,483	46,093	136,576
Trademark Impairment	-	275	-
Amortization of stock options	-	-	1,199,794
Amortization of intangible	482,779	-	826,677
Bluesky Fees	-	-	(1,750)
Amortization of stock based compensation	37,500	517,500	8,178,966
Amortization of original issue discount	104,870	28,382	253,806
Security deposit	-	-	(413)
Amortization of debt offering costs	57,036	93,273	394,147
Amortization of debt discount	1,453,425	1,038,097	4,898,680
Change in fair value of derivative liability	(690,323)	(236,026)	(1,671,588)
Loss on debt extinguishment	18,596	-	18,596
Derivative Expense	47,506	95,877	691,313
Warrants issued for services treated as derivative liabilities	-	-	43,809
Gain on sale of intellectual property	-	-	(220,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	47,739	1,326	138,020
Increase/(Decrease) in inventory	-	(30,245)	(29,275)
Increase/(Decrease) accounts payable	166,173	11,126	372,630
Increase/(Decrease) in accrued expenses	196,148	62,109	852,665
Net Cash Used In Operating Activities	(1,416,582)	(1,778,046)	(8,661,383)

Cash Flows From Investing Activities:
Register of trademark	-	-	(275)
Cash received in connection with shares issued for assets and intellectual property	-	7,736	70,895
Cash paid in connection with acquisition of assets and intellectual property	(550,000)	-	(550,000)
Purchase of property equipment	(14,979)	(6,667)	(411,769)
Net Cash Provided by (Used In) Investing Activities	(564,979)	1,069	(891,149)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	142,000	-	1,080,583
Repayment of convertible note	(28,340)		(28,340)
Repayment of stockholder loans / lines of credit	-	-	(698,583)
Accrued expenses payment made by a former shareholder	-	-	4,400
Proceeds from issuance of convertible note, less offering costs paid	1,755,000	1,882,500	6,967,599
Proceeds from warrants exercised	-	43,080	43,080
Proceeds from issuance of stock, net of subscriptions receivable and net of offering costs	-	-	1,772,920
Proceeds from collection of stock subscription receivable	-	-	464,750
Net Cash Provided by Financing Activities	1,868,660	1,925,580	9,606,409

Net Increase / (Decrease) in Cash	(112,901)	148,603	53,877

Cash at Beginning of Period	166,778	135,298	-

Cash at End of Period	$53,877	$283,901	$53,877

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$1,514,000	$-	$19,314,000
Shares issued in conversion of related party accrued compensation	$-	$-	$427,652
Shares issued in conversion of related party line of credit	$-	$-	$100,000
Shares issued in conversion of convertible debt and accrued interest	$1,819,172	$1,090,817	$5,286,504
Shares issued in connection with stock dividend	$-	$-	$136,713
Shares issued for accrued interest	$1,020	$-	$6,388
Reclassification of derivative liability to additional paid in capital	$1,270,941	$823,950	$3,983,214
Reclassification of accounts payable to convertible note	$43,540	$-	$43,540
Stock sold for subscription	$-	$-	$464,750
Stock issued for future services (Deferred Compensation)	$-	$-	$10,834,011
Shares issued for direct offering costs	$-	$20,554	$20,554
Accrued interest reclassified to principal	$(146,537)	$-	$(259,923)
Shares purchased in connection with sale of intellectual property	$-	$-	$(300,000)
Return of shares related to cancelled contract	$425	$-	$425
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$1,669,469	$1,867,467	$6,561,161

During the year ended December 31, 2012 the Company issued 24,752,475 shares of common stock to Liquid Spins, Inc in exchange for assets and intellectual property with a value of $10,000,000.

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2014 and December 31, 2013.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $152 and $1,388 for the three and six months ended June 30, 2014 and revenues of $732 and $1,720 for the three and six months ended June 30, 2013, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $0 and $2,000 for the three and six months ended June 30, 2014 and advertising costs of $16,944 and $20,797 for the three and six months ended June 30, 2013, respectively.

(I) Identifiable Intangible Assets

As of June 30, 2014 and December 31, 2013, $7,500,275 of costs related to registering a trademark and acquiring technology rights have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)). As of June 30, 2014 and December 31, 2013, $8,820,900 and $9,303,679, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

On May 19, 2014, the Company entered into an agreement to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014.

As of June 30, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of June 30, 2014, $444,000 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of EA Technology to Companies, Organizations and other qualified entities. Upon any closing, EA shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. In the event the Company sublicenses EA to other entities, profits shall be split 50/50.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the six months ended June 30, 2014 and 2013, respectively.

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

The computation of basic and diluted loss per share for the six months ended June 30, 2014 and 2013, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2014	June 30, 2013

Stock Warrants (Exercise price - $0.10 - $.52/share)	3,635,000	3,335,000
Stock Options (Exercise price - $0.12 - $.50/share)	12,700,000	12,700,000
Convertible Debt (Exercise price - $0.0572 - $.07/share)	39,755,250	17,074,937

Total	56,090,250	33,109,937

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(N) Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company is currently evaluating the impact of the adoption of ASU 2010-14 on its financial statements.

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

(U) Licensing & Distribution

On May 28, 2014, the Company entered into a license agreement with Akyumen Technologies Corp. (“Akyumen”), an original equipment manufacturer of mobile devices, for the non-exclusive, non-transferable, indivisible worldwide license rights to the use of Company’s API technology in Akyumen’s mobile devices.  The license is for five years and is renewable, with the Company’s approval, at Akyumen’s request.

As consideration for the above-referenced license rights, Akyumen agreed to pay the Company royalties of $2.50 per Akyumen device that utilizes the API technology, to be payable on a monthly basis within 15 days after the close of the calendar month.  Akyumen also agreed to pay, within three months of first sale, 50% of non-recurring engineering costs to port the Technology onto the operating systems of the Akyumen devices, inclusive of any local fees, taxes, or other charges.

On June 16, 2014, MAXD entered into a license and revenue share agreement with LOOKHU, an online subscription service that delivers movies, music, television shows, apps and games. The agreement grants LOOKHU non-exclusive, non-transferable, indivisible worldwide license rights to the distribution and use of the Company’s Application Programming Interface (“API”) audio processor technology. The license is for five years and is renewable, with the Company’s approval, at LOOKHU’s request.

As consideration for the above-referenced license rights, LOOKHU agreed to pay the Company royalties of $2.25 per month per paid subscription to the technology, to be payable on a monthly basis.  Additionally, LOOKHU agreed to pay the Company 4% of the net advertising revenue derived from advertising that utilizes the technology, to be payable on a quarterly basis.

Additionally, for the term of the agreement, the parties agreed to split, on a 50/50 basis, net revenue derived from sales of digital music or songs played from a LOOKHU software player, to be payable on a monthly basis.

NOTE 2           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, has an accumulated deficit of $31,417,796 for the period from December 9, 2005 (inception) to June 30, 2014, and has negative cash flow from operations of $1,416,582.  As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2014, the note payable balance including accrued interest totaled $0.

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

AS OF JUNE 30, 2014

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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder, and the Company repaid $150,213 in principal and accrued interest to the principal stockholder under the term of a line of credit agreement dated September 26, 2013. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015. During the six months ended June 30, 2014, the principal stockholder loaned an additional $142,000. As of June 30, 2014, the line of credit balance including accrued interest totaled $286,652 (See Note 10).

NOTE 5           PROPERTY AND EQUIPMENT

At June 30, 2014, and December 31, 2013, respectively, property and equipment is as follows:

	June 30, 2014	December 31, 2013

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	-
Office Equipment	69,629	56,897
Domain Name	1,500	1,500
Sign	628	628
Total	529,150	514,171
Less: accumulated depreciation and amortization	(312,303)	(258,854)
Property & Equipment, Net	$216,847	$255,317

Depreciation/amortization expense for the three and six months ended June 30, 2014 totaled $26,985 and $53,449, respectively.

Depreciation/amortization expense for the three and six months ended June 30, 2013 totaled $20,543 and $40,756, respectively.

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

As of June 30, 2014 and December 31, 2013, the Aggregate SPA convertible note balance and accrued interest is $0 and $643,343, respectively.

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

On August 19, 2013, the Company entered into an agreement whereby the Company will issue up to $227,222 in a convertible note. The note matures on August 18, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $227,222 proceeds, less the $5,000 finder’s fee and an original issue discount of $22,222 pursuant to the terms of this convertible note, on August 19, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $230,570, respectively. In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

On October 2, 2013, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note. The note matures on October 1, 2014, and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $110,000 proceeds less the $10,000 finder’s fee pursuant to the terms of this convertible note, on October 2, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $113,327 and $111,086, respectively. In connection with this raise, the Company also issued 100,000 three year warrants exercisable at $0.40/share.

On October 3, 2013, the Company entered into an agreement whereby the Company will issue up to $221,000 in a convertible note. The note matures on October 3, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $221,000 proceeds, less the $21,000 original issue discount pursuant to the terms of this convertible note, on October 3, 2013 and finder’s fees of $14,000. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $223,158, respectively. In connection with this raise, the Company also issued 200,000 three year warrants exercisable at $0.40/share.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note. The note matures on October 6, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $25,000 proceeds, on October 7, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $25,586, respectively.

On October 7, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note. The note matures on October 6, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on October 8, 2013 and finder’s fees of $5,000. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $261,171 and $285,415, respectively. In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On October 10, 2013, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on July 12, 2014, and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $78,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on October 17, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $79,916, respectively.

On December 9, 2013, the Company entered into an agreement whereby the Company will issue up to $100,000 in a convertible note. The note matures on December 8, 2014 and bears a onetime interest charge of 5% after 90 days. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $100,000 proceeds on December 9, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $90,575 and $100,000, respectively.

On December 11, 2013, the Company entered into an agreement whereby the Company will issue up to $153,500 in a convertible note. The note matures on September 13, 2014, and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $153,500 proceeds less the $3,500 finder’s fee pursuant to the terms of this convertible note, on December 16, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $0 and $154,173, respectively.

On December 6, 2013, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note. The note matures on December 5, 2014 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $25,000 proceeds, on December 6, 2013. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $20,525 and $25,171, respectively.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On December 30, 2013, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note. The note matures on December 29, 2014 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on December 31, 2013 and finder’s fees of $5,000. As of June 30, 2014 and December 31, 2013, the convertible note balance and accrued interest is $288,512 and $282,809, respectively. In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On January 28, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note. The note matures on January 27, 2015 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $25,000 proceeds, on January 28, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $30,525, respectively.

On February 20, 2014, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note. The note matures on February 19, 2015 and bears a onetime interest charge of 5% after 90 days. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $50,000 proceeds on February 20, 2014. As of June 30, 2014, the convertible note balance is $62,510.

On February 27, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note. The note matures on February 26, 2015 and bears an interest rate of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on February 27, 2014 and finder’s fees of $5,000. As of June 30, 2014, the convertible note balance and accrued interest is $286,598. In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On March 7, 2014, the Company entered into an agreement whereby the Company will issue up to $103,500 in a convertible note. The note matures on December 11, 2014, and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $103,500 proceeds, less the $3,500 finder’s fee pursuant to the terms of this convertible note, on March 12, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $106,139.

On March 19, 2014, the Company entered into an agreement whereby the Company will issue up to $25,000 in a convertible note. The note matures on March 18, 2015 and bears an interest rate of 10%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $25,000 proceeds, on March 19, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $30,525, respectively.

On April 17, 2014, the Company entered into an agreement whereby the Company will issue up to $78,500 in a convertible note. The note matures on January 21, 2015, and bears an interest rate of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $78,500 proceeds, less the $3,500 finder’s fee pursuant to the terms of this convertible note, on April 22, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $79,777.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On May 1, 2014, the Company entered into an agreement whereby the Company will issue up to $105,000 in a convertible note.  The note matures on May 1, 2015 and bears an interest rate of 8%.  The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of this convertible note, on May 8, 2014 and finder’s fees of $5,000.   As of June 30, 2014, the convertible note balance and accrued interest is $106,395.

On May 21, 2014, the Company entered into an agreement whereby the Company will issue up to $550,000 in a convertible note. The note matures on May 21, 2016, and bears an interest rate of 2.50%. The conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $550,000 proceeds on May 21, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $551,828.

On June 11, 2014, the Company entered into an agreement whereby the Company will issue up to $282,778 in a convertible note.    The note matures on June 10, 2015 and bears an interest rate of 4%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on June 12, 2014 and finder’s fees of $5,000.    As of June 30, 2014, the convertible note balance and accrued interest is $283,367.    In connection with this raise, the Company also issued 250,000 three year warrants exercisable at $0.40/share.

On May 23, 2014, the Company received $25,000 in proceeds in connection with a drawdown on an existing convertible note with a total principal amount of up to $333,000.    The note matures on May 22, 2015 and bears an interest rate of 10%.    The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time after issuance.    The Company received $25,000 proceeds, on May 23, 2014.    As of June 30, 2014, the convertible note balance and accrued interest relating to this drawdown is $30,525, respectively.

On May 12, 2014, the Company entered into an agreement whereby the Company will issue up to $105,000 in a convertible note.    The note matures on May 12, 2015 and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of this convertible note, on May 16, 2014 and finder’s fees of $5,000.    As of June 30, 2014, the convertible note balance and accrued interest is $106,140.

On May 22, 2014, the Company entered into an agreement whereby the Company will issue up to $15,000 in a convertible note.    The note matures on May 22, 2016, and bears an interest rate of 2.50%.    The conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $15,000 proceeds on May 23, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $15,051.

On May 14, 2014, the Company entered into an agreement whereby the Company will issue up to $200,000 in a convertible note.    The note matures on May 14, 2016, and bears an interest rate of 2.50%.  The conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $200,000 proceeds on May 19, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $200,780.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $1,847,556 and $3,843,221, respectively. The Convertible notes issued in the six months ended June 30, 2014 and the year-ended December 31, 2013, consist of the following terms:

		Six months ended June 30, 2014 Amount of Principal Raised	Year ended December 31, 2013 Amount of Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - May 22, 2016	October 24, 2013 - December 29, 2014

Conversion terms 1	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	$-	$100,000
Conversion terms 2	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	-	25,000
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	55,500
Conversion terms 7	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	62,500
Conversion terms 8	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	100,000
Conversion terms 9	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	277,777
Conversion terms 10	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	166,000
Conversion terms 11	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	103,500
Conversion terms 12	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	833,333
Conversion terms 13	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 14	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	50,000
Conversion terms 15	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	227,222
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	50,000
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	103,500
Conversion terms 18	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	$-	$25,000

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The Convertible notes consist of the following terms (continued):

		Six months ended June 30, 2014 Amount of Principal Raised	Year ended December 31, 2013 Amount of Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - May 22, 2016	October 24, 2013 - December 29, 2014

Conversion terms 19	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	110,000
Conversion terms 20	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 21	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 22	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 23	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	100,000
Conversion terms 24	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	153,500
Conversion terms 25	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 26	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	221,000
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 29	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778
Conversion terms 30	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 32	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500
Conversion terms 33	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	78,500
Conversion terms 34	65% of the “Market Price”, which is the lowest volume weighted average price for the common stock during the prior ten (10) trading day period including the day upon which a Notice of Conversion is received by the Company.	105,000
Conversion terms 35	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	550,000
Conversion terms 36	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	282,778
Conversion terms 37	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 38	65% of the “Market Price”, which is the lowest volume weighted average price for the common stock during the prior ten (10) trading day period including the day upon which a Notice of Conversion is received by the Company.	105,000
Conversion terms 39	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	15,000
Conversion terms 40	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	200,000

		$1,847,556	$3,843,221

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

During the six months ended June 30, 2014, the Company converted debt and accrued interest, totaling $1,867,570 into 25,549,925 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $90,483.

During the six months ended June 30, 2013, the Company converted debt and accrued interest, totaling $1,088,817 into 7,247,133 shares of common stock.

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $688,814 into 3,118,779 shares of common stock.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $93,603 into 1,835,295 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	$-

Borrowings during the year ended December 31, 2012	1,924,334	0% - 10%	December 19, 2012 - November 19, 2013

Conversion of debt to into 3,118,779 shares of common stock with a valuation of $688,814 ($0.17032 - $0.322/share) including the accrued interest of $11,534	(677,280)
Convertible Debt Balance as of December 31, 2012	1,247,054	0% - 10%

Borrowings during the year ended December 31, 2013	3,843,221	2.5% - 10%	October 24, 2013 - December 29, 2014

Non-Cash Reclassification of accrued interest converted	113,386

Conversion of debt to into 19,146,156 shares of common stock with a valuation of $2,736,376 ($0.09 - $0.27/share) including the accrued interest of $118,754	(2,684,915)
Convertible Debt Balance as of December 31, 2013	2,518,746	2.5% - 10%	February 2, 2014 - December 29, 2014

Borrowings during the six months ended June 30, 2014	1,847,556	2.5% - 10%	September 11, 2014 - May 22, 2016

Non-Cash Reclassification of accounts payable to debt and addition of penalties	91,938

Non-Cash Reclassification of accrued interest converted	146,537

Repayments	(28,340)

Conversion of debt to into 25,549,925 shares of common stock with a valuation of $1,867,570 ($0.09 - $0.27/share) including the accrued interest of $146,537	(1,867,570)
Convertible Debt Balance as of June 30, 2014	2,708,867	4% - 10%	June 2, 2014 - March 18, 2014

Debt Issue Costs

During the six months ended June 30, 2014, the Company paid debt issue costs totaling $27,000.

During the six months ended June 30, 2013, the Company paid debt issue costs totaling $140,887.

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The following is a summary of the Company’s debt issue costs:

	6 Months Ended June 30, 2014	6 Months Ended June 30, 2013

Debt issue costs	$164,555	$272,787
Accumulated amortization of debt issue costs	(136,582)	(137,294)

Debt issue costs - net	$27,973	$135,493

During the six months ended June 30, 2014 and 2013, the Company amortized $57,036 and $93,273 of debt issue costs, respectively.

Debt Discount & Original Issue Discount

During the six months ended June 30, 2014 and 2013, the Company recorded debt discounts totaling $1,735,025 and $1,913,831, respectively.

The debt discount recorded in 2014 and 2013 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,453,424 and $1,038,097 during the six months ended June 30, 2014 and 2013, respectively, to amortization of debt discount expense.

	6 Months Ended	6 Months Ended
	June 30, 2014	June 30, 2013

Debt discount	$4,372,157	$3,065,421
Accumulated amortization of debt discount	(2,633,038)	(1,464,508)

Debt discount - Net	$1,739,119	$1,600,913

Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2014 and 2013 and warrants issued in 2014 and 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2011	$-
Fair value at the commitment date for convertible instruments	1,671,028
Change in fair value of embedded derivative liability	44,805
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(549,547)
Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	3,839,539
Fair value at the commitment date for warrants issued	43,808
Change in fair value of embedded derivative liability for warrants issued	(4,384)
Change in fair value of embedded derivative liability for convertible instruments	(996,754)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,162,726)
Derivative Liability - December 31, 2013	1,885,769

Fair value at the commitment date for convertible instruments	1,716,972
Change in fair value of embedded derivative liability for warrants issued	(31,090)
Change in fair value of embedded derivative liability for convertible instruments	(659,233)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,270,941)
Derivative Liability - June 30, 2014	$1,641,477

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the six months ended June 30, 2014.  The Company recorded a derivative expense for the six months ended June 30, 2014 and 2013 of $47,506 and $24,126, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	119% - 144%	110% - 138%
Expected term:	0.52 - 3 Years	0.2 - 2.95 Years
Risk free interest rate:	0.08% - 0.91%	0.11% - 0.90%

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

As of December 31, 2013, the note was outstanding and was in default.

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

During the three months ended June 30, 2014, the Company negotiated a further extension of the note through December 31, 2014. During the six months ended June 30, 2014, the Company repaid $28,340 and reclassified $13,540 of accounts payable owed to the note holder to be included in the principal balance of the note. As of June 30, 2014, the principal balance of the note including accrued interest totaled $141,700.

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

On January 25, 2012, the Company issued 733 shares of common stock pursuant to two consulting agreements for consulting services having a fair value of $455 ($0.62/share) based upon the terms of the consulting agreements (See Note 9(B)).

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

For the year ended December 31, 2012, the Company issued 250,000 shares of stock to an employee per an employment agreement dated June 11, 2012 having a fair value of $62,500 ($0.25/share) based upon the terms of the employment agreement (See Note 8(A)).

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On March 31, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,875 ($0.255/share).

On March 31, 2014, the Company issued 100,000 shares of common stock for services having a fair value of $9,300 ($0.093/share).

On January 15, 2013, the Company entered into an agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through June 30, 2014, a total of 44 applications have been filed.  In connection with this agreement:

●	On March 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $182,000 ($0.26/share).

●	On February 15, 2013, the Company issued 700,000 shares of common stock for legal services having a fair value of $173,600 ($0.25/share).

●	On March 31, 2014, the Company issued 750,000 shares of common stock for services having a fair value of $126,000 ($0.168/share).

●	On April 25, 2014, the Company issued 50,000 shares of common stock for services having a fair value of $5,500 ($0.11/share).

On March 25, 2014, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,020 ($0.1275/share).

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $21,980 ($0.1099/share) in exchange for consulting services.

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.26/share).

On June 30, 2014, the Company issued 750,000 shares of common stock for services having a fair value of $191,250 ($0.26/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

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

AS OF JUNE 30, 2014

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

During the six months ended June 30, 2014, the Company issued 500,000 warrants in connection with the entry into certain convertible debenture agreements. (See Note 6).

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The following tables summarize all warrant grants as of June 30, 2014, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Year)

Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	2,600,000	$0.41
Exercised	(620,800)	$0.07
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, December 31, 2013	3,135,000	$0.37	2.2
Granted	500,000	$0.40
Exercised	-	$-
Cancelled/Forfeited	-	$-
Balance, June 30, 2014	3,635,000	$0.37	1.9

A summary of all outstanding and exercisable warrants as of June 30, 2014 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.10	335,000	335,000	0.17	$-
$0.25	200,000	200,000	0.95	$-
$0.40	2,600,000	2,600,000	2.24	$-
$0.45	500,000	500,000	1.51	$-

	3,635,000	3,635,000	1.9 years	-

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

On April 1, 2014, the Company entered into a conversion agreement executed by a note holder for 3,134,751 shares based on a conversion price of $0.0705 per share (See Note 6).

On April 3, 2014, the Company entered into a conversion agreement executed by a note holder for 1,503,382 shares based on a conversion price of $0.0665 per share (See Note 6).

On April 7, 2014, the Company entered into a conversion agreement executed by a note holder for 621,227 shares based on a conversion price of $0.0611 per share (See Note 6).

On April 18, 2014, the Company entered into a conversion agreement executed by a note holder for 652,529 shares based on a conversion price of $0.0613 per share (See Note 6).

On April 23, 2014, the Company entered into a conversion agreement executed by a note holder for 118,062 shares based on a conversion price of $0.0681 per share (See Note 6).

On April 24, 2014, the Company entered into a conversion agreement executed by a note holder for 864,304 shares based on a conversion price of $0.05785 per share (See Note 6).

On April 24, 2014, the Company entered into a conversion agreement executed by a note holder for 719,171 shares based on a conversion price of $0.0579 per share (See Note 6).

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

On May 8, 2014, the Company entered into a conversion agreement executed by a note holder for 222,064 shares based on a conversion price of $0.0563 per share (See Note 6).

On May 14, 2014, the Company entered into a conversion agreement executed by a note holder for 540,655 shares based on a conversion price of $0.0555 per share (See Note 6).

On May 15, 2014, the Company entered into a conversion agreement executed by a note holder for 763,942 shares based on a conversion price of $0.06545 per share (See Note 6).

On May 20, 2014, the Company entered into a conversion agreement executed by a note holder for 507,292 shares based on a conversion price of $0.0561 per share (See Note 6).

On May 22, 2014, the Company entered into a conversion agreement executed by a note holder for 535,628 shares based on a conversion price of $0.056 per share (See Note 6).

On May 28, 2014, the Company entered into a conversion agreement executed by a note holder for 103,842 shares based on a conversion price of $0.0642 per share (See Note 6).

On May 30, 2014, the Company entered into a conversion agreement executed by a note holder for 350,177 shares based on a conversion price of $0.057114 per share (See Note 6).

On June 9, 2014, the Company entered into a conversion agreement executed by a note holder for 314,842 shares based on a conversion price of $0.0611 per share (See Note 6).

On June 10, 2014, the Company entered into a conversion agreement executed by a note holder for 550,000 shares based on a conversion price of $0.062627 per share (See Note 6).

On June 10, 2014, the Company entered into a conversion agreement executed by a note holder for 162,338 shares based on a conversion price of $0.0616 per share (See Note 6).

On June 16, 2014, the Company entered into a conversion agreement executed by a note holder for 469,366 shares based on a conversion price of $0.063916 per share (See Note 6).

On June 17, 2014, the Company entered into a conversion agreement executed by a note holder for 635,930 shares based on a conversion price of $0.0629 per share (See Note 6).

On June 19, 2014, the Company entered into a conversion agreement executed by a note holder for 818,331 shares based on a conversion price of $0.0611 per share (See Note 6).

On June 23, 2014, the Company entered into a conversion agreement executed by a note holder for 725,000 shares based on a conversion price of $0.06 per share (See Note 6).

On June 30, 2014, the Company entered into a conversion agreement executed by a note holder for 465,954 shares based on a conversion price of $0.0561 per share (See Note 6).

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

AS OF JUNE 30, 2014

(UNAUDITED)

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).    The following assets were acquired in the transaction:

	6 Months Ended June 30, 2014	Year Ended December 31, 2013

Goodwill at fair value, Opening Balance	$9,303,679	$9,655,588

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	-	-

Net assets acquired:
Current assets	-	-
Cash	-	8,011
Total net assets acquired	-	8,011

Amortization	(482,779)	(343,898)

Goodwill at fair value, Ending Balance	$8,820,900	$9,303,679

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of December 31, 2013.  For the year ended December 31, 2013, the Company recorded $343,898 of amortization expense.

For the six months ended June 30, 2014 and 2013, the Company recorded $482,779 and $0, respectively, of amortization expense.

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

The following tables summarize all option grants as of June 30, 2014, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	-	$-	-
Granted	12,000,000	0.120
Exercised	.	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2011	12,000,000	0.12	2.05
Granted	.	-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - December 31, 2013	12,700,000	0	2
Granted	-	$-	-
Exercised	-	-	-
Forfeited or Canceled	-	-	-
Outstanding - June 30, 2014	12,700,000	0.14	1.55
Exercisable - June 30, 2014	12,700,000

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

AS OF JUNE 30, 2014

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

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.   The term of the agreement is for five years.   As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.   As of June 30, 2014, all shares have been issued.

On November 26, 2012, the Company executed an employment agreement with its VP of Music Development. . The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $7,000.    In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   As of January 1, 2014 the employee received 625,000 shares with a fair value of $228,125.  As of February 3, 2014, the employee was terminated with no additional compensation owed.

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $8,000.   In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.   In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   As of June 30, 2014 the employee received 875,000 shares with a fair value of $319,375.

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

AS OF JUNE 30, 2014

(UNAUDITED)

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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder.    The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.    Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015.  During the six months ended June 30, 2014, the principal stockholder loaned an additional $142,000.  As of June 30, 2014, the line of credit balance including accrued interest totaled $286,652 (See Note 4).

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

AS OF JUNE 30, 2014

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

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 12        INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at June 30, 2014 and December 31, 2013:

	Useful Life	June 30, 2014		December 31, 2013

Distribution rights	10 Years	$9,647,577	(2)	$9,647,577
Technology rights	Indefinite	7,500,000		7,500,000
Software	3 Years	-		-	(1)
Trademarks	Indefinite	275		275
Intellectual property	5 Years	444,000		-
Intellectual property	Indefinite	1,620,000		-
Accumulated amortization		(826,677)		(343,898)

Net carrying value		$18,385,175		$16,803,954

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

For the six months ended June 30, 2014 and 2013, amortization expense related to the intangibles with finite lives totaled $482,779 and $0, respectively, and was included in general and administrative expenses in the statement of operations.

At June 30, 2014, future amortization of intangible assets is as follows:

Year ending December 31:
2014	$482,779
2015	965,559
2016	968,204
2017	965,559
2018	965,559
Thereafter	4,473,240
$8,820,900

MAX SOUND CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

NOTE 13        SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of $555,154 in convertible debt comprised of principal and accrued interest into 8,108,340 common shares.

On August 6, 2014, the Company entered into a three year consulting agreement for the consultant to:

•	act as a member of the Company’s Advisory Board,
•	be available at mutually agreeable times to the Company. The Consultant will be engaged by the Company as a Consultant for the exchange of strategic and business development ideas.

The Company shall grant the consultant 100,000 shares of common stock in consideration for the services to be provided.

In July of 2014, the Company paid $20,000 in finder fees in connection with the prior capital funding received by the Company.

On July 7, 2014, as a benefit for the unsecured loans granted to the Company by the Company's Chief Financial Officer ("CFO"), the Company issued 2,866,520 options to buy common shares of the Company's stock at $0.10 per share, good for three years to the CFO.

In July 2014, the Company modified an original agreement to receive up to $444,000 from an original amount of $333,000 with an OID of $44,000. On July 28, 2014, the Company received $50,000 bearing an interest of 10% in connection with this agreement with the balance owed on July 27, 2015. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock at any time after issuance.

On August 1, 2014, the Company entered into an agreement whereby the Company will issue up to $253,500 in a convertible note. The note matures on May 5, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 4, 2014.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer, PA to represent the Company and VSL in the suits. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

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

The Company’s music business partners have not fulfilled the opportunities they had committed to deliver to the Company, however other opportunities have recently developed. For example, Akyumen Technologies Corp. and LOOKHU are contracting with the Company to white label its music business in their mobile devices and social media platform respectively. The Company is also in negotiations with additional OEMs to expand this segment of the business. Additionally, the Company has taken recent steps to decrease its cash requirements to operate this segment of its business while negotiating better terms for its music distribution platform.

In May 2014 the Company expanded its business, future offerings and logo to include additional technologies.

Effective May 29, 2014, the Company entered into a license agreement with VSL Communications (“VSL”), pursuant to which the Company received a perpetual, exclusive, worldwide right to use certain optimized data transmission technology owned by VSL. The agreement also entitles the Company to act as VSL’s exclusive agent to negotiate potential opportunities concerning the technology, including sublicenses of the technology to third parties, and to sue certain pre-approved violators of VSL’s intellectual property rights relating to the technology. Proceeds of any such opportunities, including settlement of legal disputes, will be split equally between VSL and the Company.

As consideration for the above-referenced representation and license rights, the Company agreed to pay VSL (i) an aggregate of $1,500,000 in cash, initially to be paid in monthly installments following a $500,000 down payment, or from a percentage of proceeds of any future financings conducted by the Company; and (ii) 10,000,000 restricted shares of Company common stock, to be paid within two weeks of closing.

VSL's technology process can reduce the size of multi-media content and data files. This technology is currently being used in the delivery of streaming audio, video, and digital data transmission.

Licensing and Distribution Developments

On May 28, 2014, the Company entered into a license agreement with Akyumen Technologies Corp. (“Akyumen”), an original equipment manufacturer of mobile devices, for the non-exclusive, non-transferable, indivisible worldwide license rights to the use of Company’s API technology in Akyumen’s mobile devices.  The license is for five years and is renewable, with the Company’s approval, at Akyumen’s request.

As consideration for the above-referenced license rights, Akyumen agreed to pay the Company royalties of $2.50 per Akyumen device that utilizes the API technology, to be payable on a monthly basis within 15 days after the close of the calendar month.  Akyumen also agreed to pay, within three months of first sale, 50% of non-recurring engineering costs to port the Technology onto the operating systems of the Akyumen devices, inclusive of any local fees, taxes, or other charges.

On June 16, 2014, MAXD entered into a license and revenue share agreement with LOOKHU, an online subscription service that delivers movies, music, television shows, apps and games. The agreement grants LOOKHU non-exclusive, non-transferable, indivisible worldwide license rights to the distribution and use of the Company’s Application Programming Interface (“API”) audio processor technology. The license is for five years and is renewable, with the Company’s approval, at LOOKHU’s request.

As consideration for the above-referenced license rights, LOOKHU agreed to pay the Company royalties of $2.25 per month per paid subscription to the technology, to be payable on a monthly basis.  Additionally, LOOKHU agreed to pay the Company 4% of the net advertising revenue derived from advertising that utilizes the technology, to be payable on a quarterly basis.

Additionally, for the term of the agreement, the parties agreed to split, on a 50/50 basis, net revenue derived from sales of digital music or songs played from a LOOKHU software player, to be payable on a monthly basis.

LOOKHU can be used on any Android device, Akuymen device, Xbox®, Apple TV®, Nintendo Wii® or Sony Playstation®.LOOKHU is different from other content providers because of its exclusive content, and available HD audio platform, built and powered by MAX-D.

The Company is in negotiations with several additional multi-media companies that will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at http://www.maxsound.com. The MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets. Video Link of CES 2014 booth: http://vimeo.com/77764981 Snapdragon Interview Link with MAXD CEO John Blaisure: http://youtu.be/hMOiieiIYIw

Plan of Operation

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

	For the Three Months Ended,		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$152	$732	$1,388	$1,720

Operating Expenses
General and administrative	916,940	492,879	1,680,606	1,440,696
Endorsement fees	-	-	-	480,000
Consulting	140,894	143,211	274,706	270,287
Professional fees	128,858	110,630	406,332	603,388
Website development	-	-	-	-
Compensation	246,800	411,340	503,200	681,699
Total Operating Expenses	1,433,492	1,158,060	2,864,844	3,476,070

Loss from Operations	(1,433,340)	(1,157,328)	(2,863,456)	(3,474,350)

Other Income / (Expense)
Interest income	-	-	-	-
Other income	37,500	-	37,500	-
Gain on sale of intellectual property	-	-	-	-
Gain (Loss) on extinguishment of debt	-	-	(18,596)	-
Interest expense	(80,612)	(32,453)	(197,195)	(62,109)
Derivative Expense	(47,506)	(71,752)	(47,506)	(95,877)
Amortization of debt offering costs	(18,053)	(72,418)	(97,036)	(121,655)
Loss on conversions	(48,398)	-	(90,483)	(46,093)
Amortization of debt discount	(772,139)	(660,334)	(1,558,294)	(1,082,097)
Change in fair value of embedded derivative liability	2,407,587	47,534	690,323	236,026
Total Other Income / (Expense)	1,478,379	(789,423)	(1,281,287)	(1,171,805)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$45,039	$(1,946,751)	$(4,144,743)	$(4,646,155)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year Basic and Diluted	333,384,831	295,880,176	323,325,126	293,158,844

For the three months ended June 30, 2014 and 2013

Revenue. Revenues for the three months ended June 30, 2014 and 2013 were $152 and $732, respectively.

General and Administrative Expenses: Our general and administrative expenses were $916,940 for the three months ended June 30, 2014 and $492,879 for the three months ended June 30, 2013, representing an increase of $424,061, or approximately 86%, as a result of an increase in the amortization of intangibles, increased stock based compensation, and the increase in the general operation of the Company.  Our expenses on the general operation of the Company included the ancillary expenses for added personnel, product development, and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $140,894 for the three months ended June 30, 2014 and $143,211 for the three months ended June 30, 2013, representing a decrease of $2,317 or approximately 2%. The expense has remained relatively consistent.

Professional Fees: Our professional fees were $128,858 for the three months ended June 30, 2014 and $110,630 for the three months ended June 30, 2013, representing an increase of $18,228, or approximately 16%, as a result of increased legal fees related to our product development and increased accounting fees associated with the preparation of our financial statements and regulatory requirements required for publicly traded companies.

Compensation: Our compensation expenses were $246,800 for the three months ended June 30, 2014 and $411,340 for the three months ended June 30, 2013, representing a decrease of $164,540, or approximately 40%, as a result of the change in classification of stock based compensation, which was included in the compensation amount for 2013, but was included in general and administrative expense for 2014.

Net Loss: Our net income (loss) for the three months ended June 30, 2014 and 2013, was $45,039, compared to $(1,946,751) for the three months ended June 30, 2013. The overall amount of our net loss substantially decreased as a result of a $2,407,587 positive change in the fair value of embedded derivative liability associated with the convertible debt.

For the six months ended June 30, 2014 and 2013

Revenue. Revenues for the six months ended June 30, 2014 and 2013 were $1,388 and $1,720, respectively.

General and Administrative Expenses: Our general and administrative expenses were $1,680,606 for the six months ended June 30, 2014 and $1,440,696 for the six months ended June 30, 2013, representing an increase of $239,910, or approximately 17%, as a result of increased amortization of intangibles, decreased stock based compensation, and the increase in the general operation of the business.  Our expenses on the general operation of the Company included the ancillary expenses for added personnel, product development and marketing of our Max Sound Technology.

Endorsement Fees:  Our endorsement fees were $0 for the six months ended June 30, 2014 and $480,000 for the six months ended June 30, 2013, representing a decrease of $480,000, or approximately 100%, as a result of an endorsement agreement with Pitbull signed in 2013.

Consulting Fees:  Our consulting fees were $274,706 for the six months ended June 30, 2014 and $270,287 for the six months ended June 30, 2013, representing an increase of $4,419, or approximately 2%. The expense has remained relatively consistent.

Professional Fees: Our professional fees were $406,332 for the six months ended June 30, 2014 and $603,888 for the six months ended June 30, 2013, representing a decrease of $197,056, or approximately 33%, as a result of reduced legal fees.

Compensation: Our compensation expenses were $503,200 for the six months ended June 30, 2014 and $681,699 for the six months ended June 30, 2013, representing a decrease of $178,499, or approximately 26%, as a result of the change in classification of stock based compensation, which was included in the compensation amount for 2013, but was included in general and administrative expense for 2014.

Net Loss: Our net loss for the six months ended June 30, 2014 and 2013, was $4,144,743, compared to $4,646,155 for the six months ended June 30, 2013. The overall amount of our net loss decreased as a result of a decreased professional fees and a positive change in the fair value of embedded derivative liability associated with the convertible debt and reduced compensation.

Liquidity and Capital Resources

We have an accumulated deficit of $31,417,796 for the period from December 9, 2005 (inception) to June 30, 2014, and have negative cash flow from operations of $8,661,383 from inception.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

From our inception through June 30, 2014, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Private Financings

Below is a summary of our capital-raising activities for the three months ended June 30, 2014:

On April 17, 2014, the Company entered into an agreement with KBM Worldwide to issue up to $78,500 in a convertible note. The note matures on January 21, 2015, and bears an interest rate of 8%.    The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average the closing bid prices for the lowest three (3) trading prices of the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months. The Company received $78,500 in proceeds, less the $3,500 finder’s fee pursuant to the terms of this convertible note, on April 22, 2014. As of June 30, 2014, the convertible note balance and accrued interest is $79,777.

On May 1, 2014, the Company entered into an agreement with LG Capital Funding, LLC to issue up to $210,000 in two convertible notes.    Each note matures on May 1, 2015 and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note, on May 8, 2014 and finder’s fees of $5,000.   The Company is due to receive a secured note in the amount of $105,000 from the investor as consideration for the second note. Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.   As of June 30, 2014, the convertible note balance and accrued interest on the first note is $106,395.

Also on May 12, 2014, the Company entered into an agreement with ADAR Bays, LLC to issue up to $210,000 in two convertible notes. Each note matures on May 12, 2015 and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note, on May 16, 2014 and finder’s fees of $5,000.   The Company received a secured note in the amount of $105,000 from the investor as consideration for the second note, payable by December 30, 2014, and secured by the pledge of the second note. Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.   As of June 30, 2014, the convertible note balance and accrued interest on the first note is $106,395.

On May 14, 2014, the Company entered into an agreement with Venture Champion Asia Limitedto issue up to $200,000 in a convertible note.    The note matures on May 14, 2016, and bears an interest rate of 2.50%.  The initial conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date.    The Company received $200,000 proceeds on May 19, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $200,780.

On May 21, 2014, the Company entered into an agreement with Venture Champion Asia Limited to issue up to $550,000 in a convertible note.    The note matures on May 21, 2016, and bears an interest rate of 2.50%.    The initial conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $550,000 proceeds on May 21, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $551,828.

On May 22, 2014, the Company entered into an agreement with ICG USA, LLC to issue up to $15,000 in a convertible note.    The note matures on May 22, 2016, and bears an interest rate of 2.50%.    The conversion price equals $0.07/share. After six months from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date.    The Company received $15,000 proceeds on May 23, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $15,051.

On May 23, 2014, the Company received $25,000 in proceeds in connection with a drawdown on an existing convertible note with Vista Capital Investments, LLC with total principal amount of up to $333,000.  The note matures on May 22, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the closing bids for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding and unpaid principal amount into shares of common stock at any time after issuance.  As of June 30, 2014, the convertible note balance and accrued interest relating to this drawdown is $30,525.

On June 11, 2014, the Company entered into an agreement with Iliad Research and Trading, LP to issue up to $282,778 in a convertible note.    The note matures on June 10, 2015 and bears an interest rate of 4%.    The note is immediately convertible at a “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on June 12, 2014 and finder’s fees of $5,000.    As of June 30, 2014, the convertible note balance and accrued interest is $283,367.    In connection with this raise, the Company also issued 250,000 three-year warrants exercisable at $0.40/share.

On July 25, 2014, the Company amended the terms of its February 6, 2013 convertible note with Vista Capital Investments, LLC, pursuant to which the total principal amount of the note was increased from up to $333,000 to up to $444,000. All other terms of and conditions of the note remain in full force and effect. As of June 30, 2014, the convertible note balance and accrued interest is $90,000 and $22,100, respectively. On July 28, 2014, the Company received $50,000 in proceeds, increasing the current principal amount under the note to $140,000 and leaving available $304,000 to be drawn down under the note.

On August 1, 2014, the Company entered into an agreement with KBM Worldwide, Inc. to issue up to $253,500 in a convertible note. The note matures on May 5, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 4, 2014.

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $1,847,556 and $3,843,221, respectively. The convertible notes consist of the following terms:

		Six months ended June 30, 2014 Amount of Principal Raised	Year ended December 31, 2013 Amount of Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - May 22, 2016	October 24, 2013 - December 29, 2014

Conversion terms 1	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	$-	$100,000
Conversion terms 2	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	-	83,333
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	166,000
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	-	25,000
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	111,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	55,500
Conversion terms 7	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	62,500
Conversion terms 8	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	100,000
Conversion terms 9	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	277,777
Conversion terms 10	70% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	166,000
Conversion terms 11	65% of the lower of the average of the three (3) lowest trading prices for the ten (10) day trading period prior to conversion.	-	103,500
Conversion terms 12	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	833,333
Conversion terms 13	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 14	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	50,000
Conversion terms 15	75% of the three (3) lowest closing prices of the common stock during the ten day trading period prior to the conversion date.	-	227,222
Conversion terms 16	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	-	50,000
Conversion terms 17	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	103,500
Conversion terms 18	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	$-	$25,000

The Convertible notes consist of the following terms (continued):

		Six months ended June 30, 2014 Amount of Principal Raised	Year ended December 31, 2013 Amount of Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - May 22, 2016	October 24, 2013 - December 29, 2014

Conversion terms 19	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	110,000
Conversion terms 20	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 21	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 22	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	78,500
Conversion terms 23	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	-	100,000
Conversion terms 24	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	-	153,500
Conversion terms 25	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	-	25,000
Conversion terms 26	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	282,778
Conversion terms 27	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	-	221,000
Conversion terms 28	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	-
Conversion terms 29	75% of the three (3) lowest closing prices of the common stock during the ten (10) day trading period prior to the conversion date.	282,778
Conversion terms 30	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 31	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 32	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	103,500
Conversion terms 33	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	78,500
Conversion terms 34	65% of the “Market Price”, which is the lowest volume weighted average price for the common stock during the prior ten (10) trading day period including the day upon which a Notice of Conversion is received by the Company.	105,000
Conversion terms 35	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	550,000
Conversion terms 36	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	282,778
Conversion terms 37	70% of the lower of the average of the three (3) lowest trading prices for the twenty (20) day trading period 1 day prior to conversion.	25,000
Conversion terms 38	65% of the “Market Price”, which is the lowest volume weighted average price for the common stock during the prior ten (10) trading day period including the day upon which a Notice of Conversion is received by the Company.	105,000
Conversion terms 39	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	15,000
Conversion terms 40	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	200,000

		$1,847,556	$3,843,221

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

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder under the terms of a two-year line of credit agreement dated September 26, 2013.    The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit.    Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015.  During the six months ended June 30, 2014, the principal stockholder loaned an additional $142,000.  As of June 30, 2014, the line of credit balance including accrued interest totaled $286,652 (See Note 4).

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company is currently evaluating the impact of the adoption of ASU 2010-14 on its financial statements.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $732 and $1,720 in revenue for the six months ended June 30, 2014 and 2013, respectively.

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

On August 14, 2012, the Company, along with two shareholders of the Company, were named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego. The plaintiff alleges he was terminated by his former employer “Acoustics Control Sciences, LLC” (which is a company that is not affiliated with Max Sound Corporation) in August, 2008 without receiving wages and other compensation allegedly due him. The plaintiff further claims that two of the members or “shareholders” of Acoustics Control Sciences, LLC, wrongfully transferred a patent owned by his former employer and this transfer prevented his former employer from paying the wages alleged due. According to the plaintiff, when the assets of his former employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously defended by the Company and the Company’s counsel believes the Company has a high likelihood of success; plaintiff has initiated settlement discussions with the defendants.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL. The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal. The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use. Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer, PA to represent the Company and VSL in the suits. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Private Financings

On May 1, 2014, the Company entered into an agreement with LG Capital Funding, LLC to issue up to $210,000 in two convertible notes.    Each note matures on May 1, 2015 and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note, on May 8, 2014 and finder’s fees of $5,000.   The Company is due to receive a secured note in the amount of $105,000 from the investor as consideration for the second note. Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.   As of June 30, 2014, the convertible note balance and accrued interest on the first note is $106,395.

Also on May 12, 2014, the Company entered into an agreement with ADAR Bays, LLC to issue up to $210,000 in two convertible notes. Each note matures on May 12, 2015 and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note, on May 16, 2014 and finder’s fees of $5,000.   The Company received a secured note in the amount of $105,000 from the investor as consideration for the second note, payable by December 30, 2014, and secured by the pledge of the second note. Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.   As of June 30, 2014, the convertible note balance and accrued interest on the first note is $106,395.

On May 14, 2014, the Company entered into an agreement with Venture Champion Asia Limited to issue up to $200,000 in a convertible note.    The note matures on May 14, 2016, and bears an interest rate of 2.50%.  The initial conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date.    The Company received $200,000 proceeds on May 19, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $200,780.

On May 21, 2014, the Company entered into an agreement with Venture Champion Asia Limited to issue up to $550,000 in a convertible note.    The note matures on May 21, 2016, and bears an interest rate of 2.50%.    The initial conversion price equals $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.    The Company received $550,000 proceeds on May 21, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $551,828.

On May 22, 2014, the Company entered into an agreement with ICG USA, LLC to issue up to $15,000 in a convertible note.    The note matures on May 22, 2016, and bears an interest rate of 2.50%.    The conversion price equals $0.07/share. After six months from the date of this note, conversion price shall equal the lower of $0.07/share or the “variable conversion price”, which is 75% of the average three (3) lowest closing prices during the ten (10) trading day prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date.    The Company received $15,000 proceeds on May 23, 2014.    As of June 30, 2014, the convertible note balance and accrued interest is $15,051.

On May 23, 2014, the Company received $25,000 in proceeds in connection with a drawdown on an existing convertible note with Vista Capital Investments, LLC with total principal amount of up to $333,000.  The note matures on May 22, 2014 and bears an interest rate of 10%.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the closing bids for the lowest three (3) trading prices of the common stock during the twenty (20) trading day period prior to the conversion.  The holder of the note has a right to convert all or any part of the outstanding and unpaid principal amount into shares of common stock at any time after issuance.  As of June 30, 2014, the convertible note balance and accrued interest relating to this drawdown is $30,525.

On June 11, 2014, the Company entered into an agreement with Iliad Research and Trading, LP to issue up to $282,778 in a convertible note.    The note matures on June 10, 2015 and bears an interest rate of 4%.    The note is immediately convertible at a “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average the three (3) lowest closing bid prices for the common stock during the ten (10) trading day period prior to the conversion. The Company received $282,778 proceeds, less the $27,778 original issue discount pursuant to the terms of this convertible note, on June 12, 2014 and finder’s fees of $5,000.    As of June 30, 2014, the convertible note balance and accrued interest is $283,367.    In connection with this raise, the Company also issued 250,000 three-year warrants exercisable at $0.40/share.

On July 25, 2014, the Company amended the terms of its February 6, 2013 convertible note with Vista Capital Investments, LLC, pursuant to which the total principal amount of the note was increased from up to $333,000 to up to $444,000. All other terms of and conditions of the note remain in full force and effect. As of June 30, 2014, the convertible note balance and accrued interest is $90,000 and $22,100, respectively. On July 28, 2014, the Company received $50,000 in proceeds, increasing the current principal amount under the note to $140,000 and leaving available $304,000 to be drawn down under the note.

On August 1, 2014, the Company entered into an agreement with KBM Worldwide, Inc. to issue up to $253,500 in a convertible note. The note matures on May 5, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 4, 2014.

Compensation-based Issuances

On April 25, 2014, the Company issued 50,000 shares of common stock for services having a fair value of $5,500 ($0.11/share).

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $21,980 ($0.1099/share) in exchange for consulting services.

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.25/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $31,250 ($0.26/share).

On June 30, 2014, the Company issued 750,000 shares of common stock for services having a fair value of $191,250 ($0.26/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

On June 30, 2014, the Company issued 125,000 shares of common stock for services having a fair value of $45,625 ($0.37/share).

Note Conversions

On April 1, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated October 3, 2013 with the original principal amount of $221,000 for 3,134,751 shares based on a conversion price of $0.0705 per share (See Note 6).

On April 3, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 1,503,382 shares based on a conversion price of $0.0665 per share (See Note 6).

On April 7, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 621,227 shares based on a conversion price of $0.0611 per share (See Note 6).

On April 18, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated October 10, 2013 with the original principal amount of $78,500 for 652,529 shares based on a conversion price of $0.0613 per share (See Note 6).

On April 23, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated October 3, 2013 with the original principal amount of $221,000 for 118,062 shares based on a conversion price of $0.0681 per share (See Note 6).

On April 24, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 864,304 shares based on a conversion price of $0.05785 per share (See Note 6).

On April 24, 2014, the Company entered into a conversion agreement executed with Asher Enterprises, Inc. relating to a convertible promissory note dated October 10, 2013 with the original principal amount of $78,500 for 719,171 shares based on a conversion price of $0.0579 per share (See Note 6).

On May 8, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 222,064 shares based on a conversion price of $0.0563 per share (See Note 6).

On May 14, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 540,655 shares based on a conversion price of $0.0555 per share (See Note 6).

On May 15, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013 with the original principal amount of $277,778 executed by a note holder for 763,942 shares based on a conversion price of $0.06545 per share (See Note 6).

On May 20, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 507,292 shares based on a conversion price of $0.0561 per share (See Note 6).

On May 22, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 535,628 shares based on a conversion price of $0.056 per share (See Note 6).

On May 28, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013 with the original principal amount of $277,778 executed by a note holder for 103,842 shares based on a conversion price of $0.0642 per share (See Note 6).

On May 30, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 350,177 shares based on a conversion price of $0.057114 per share (See Note 6).

On June 9, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 314,842 shares based on a conversion price of $0.0611 per share (See Note 6).

On June 10, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 executed by a note holder for 550,000 shares based on a conversion price of $0.062627 per share (See Note 6).

On June 10, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for 162,338 shares based on a conversion price of $0.0616 per share (See Note 6).

On June 16, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 469,366 shares based on a conversion price of $0.063916 per share (See Note 6).

On June 17, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 635,930 shares based on a conversion price of $0.0629 per share (See Note 6).

On June 19, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 818,331 shares based on a conversion price of $0.0611 per share (See Note 6).

On June 23, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 725,000 shares based on a conversion price of $0.06 per share (See Note 6).

On June 30, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 465,954 shares based on a conversion price of $0.0561 per share (See Note 6).

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

On June 16, 2014, MAXD entered into a license and revenue share agreement with LOOKHU, an online subscription service that delivers movies, music, television shows, apps and games. The agreement grants LOOKHU non-exclusive, non-transferable, indivisible worldwide license rights to the distribution and use of the Company’s Application Programming Interface (“API”) audio processor technology. The license is for five years and is reneweable, with the Company’s approval, at LOOKHU’s request.

As consideration for the above-referenced license rights, LOOKHU agreed to pay the Company royalties of $2.25 per month per paid subscription to the technology, to be payable on a monthly basis.  Additionally, LOOKHU agreed to pay the Company 4% of the net advertising revenue derived from advertising that utilizes the technology, to be payable on a quarterly basis.

Additionally, for the term of the agreement, the parties agreed to split, on a 50/50 basis, net revenue derived from sales of digital music or songs played from a LOOKHU software player, to be payable on a monthly basis.

Item 6.	Exhibits

Exhibit Number	Description
4.1	Warrant, dated June 11, 2014
10.1	Securities Purchase Agreement, dated May 1, 2014, with LG Capital Funding, LLC
10.2	8% Convertible Redeemable Note due May 1, 2015, issued to LG Capital Funding, LLC
10.3	8% Convertible Redeemable (Back End) Note due May 1, 2015, issued to LG Capital Funding, LLC
10.4	Securities Purchase Agreement, dated May 12, 2014, with ADAR Bays, LLC
10.5	8% Convertible Redeemable Note due May 12, 2014, issued to ADAR Bays, LLC
10.6	8% Convertible Redeemable (Back End) Note due May 12, 2014, issued to ADAR Bays, LLC
10.7	Securities Purchase Agreement, dated May 14, 2014, with Venture Champion Asia Limited
10.8	2.5% Convertible Promissory Note due May 14, 2016, issued to Venture Champion Asia Limited
10.9	Securities Purchase Agreement, dated May 21, 2014, with Venture Champion Asia Limited
10.10	2.5% Convertible Promissory Note due May 21, 2016, issued to Venture Champion Asia Limited
10.11	Securities Purchase Agreement, dated May 22, 2014, with ICG USA, LLC
10.12	2.5% Convertible Promissory Note due May 22, 2016, issued to ICG USA, LLC
10.13	Securities Purchase Agreement, dated June 11, 2014, with Iliad Research and Trading, LP
10.14	4% Convertible Promissory Note due June 11, 2015, issued to Iliad Research and Trading, LP
10.15	VSL Communications Licensing and Representation Agreement, dated May 19, 2014
10.16	LOOKHU License Agreement, dated June 16, 2014
10.17	Amendment to Convertible Promissory Note dated February 6, 2013
10.18	Securities Purchase Agreement, date August 1, 2014, with KBM Worldwide, Inc.
10.19	8% Convertible Promissory Note due May 1, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: August 14, 2014	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)

