Form 10-Q/A
period 2014-06-30
Max Sound Corp
filed 2014-08-15
CIK 1353499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
Amendment No. 1
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
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 12, 2014, there were 356,909,963 shares, par value $0.0001 per share, of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q ("Amendment No. 1") of Max Sound Corporation (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on August 14, 2014. The Company is filing this Amendment No. 1 to correct an inadvertent error on pages 9, 55 and 72 of the Original Filing relating to the terms of its license agreement with LOOKHU dated June 16, 2014. Pursuant to the terms of the agreement, LOOKHU agreed to pay the Company royalties of $.25 per month per paid subscription to the technology, to be payable on a monthly basis.  The Original Filing had incorrectly reported that the royalties were $2.25 per month per paid subscription.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, as well as our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: August 15, 2014	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)