Form 10-Q
period 2014-09-30
Max Sound Corp
filed 2014-11-14
CIK 1353499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 11, 2014, there were 363,904,570 shares, par value $0.0001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2013 (AUDITED) AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED).

PAGES	5 - 27	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
Condensed Balance Sheets

ASSETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)

Current Assets
Cash	$125,720	$166,778
Inventory	38,071	38,071
Prepaid expenses	66,360	65,069
Debt offering costs - net	25,156	58,009
Total Current Assets	255,307	327,927

Property and equipment, net	208,829	255,317

Other Assets
Security deposit	413	413
Intangible assets	18,143,785	16,803,954
Total Other Assets	18,144,198	16,804,367

Total Assets	$18,608,334	$17,387,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$552,315	$206,458
Accrued expenses	115,406	94,973
Line of credit - related party	301,091	140,000
Derivative liabilities	2,321,785	1,885,769
Convertible note payable, net of debt discount of $1,795,883 and $1,562,390, respectively	1,163,427	956,357
Total Current Liabilities	4,454,024	3,283,557

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Common stock, $0.0001 par value; 450,000,000 shares authorized,
359,564,272 and 309,543,698 shares issued and outstanding, respectively	36,257	31,255
Additional paid-in capital	49,042,757	41,915,852
Deferred compensation	—	(50,000)
Treasury stock	(519,575)	(520,000)
Accumulated deficit	(34,405,129)	(27,273,053)
Total Stockholders' Equity	14,154,310	14,104,054

Total Liabilities and Stockholders' Equity	$18,608,334	$17,387,611

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$1,103	$487	$2,491	$2,207

Operating Expenses
General and administrative	818,155	788,055	2,498,762	2,228,751
Endorsement fees	—	—	—	480,000
Consulting	131,885	151,150	406,590	421,437
Professional fees	253,015	182,196	659,347	785,584
Compensation	250,800	279,700	754,000	961,399
Total Operating Expenses	1,453,855	1,401,101	4,318,699	4,877,171

Loss from Operations	(1,452,752)	(1,400,614)	(4,316,208)	(4,874,964)

Other Income / (Expense)
Other income	—	—	37,500	—
Gain (Loss) on extinguishment of debt	—	—	(18,596)	—
Interest expense	(71,782)	(82,638)	(268,978)	(144,747)
Derivative Expense	(163,219)	(100,590)	(210,725)	(196,467)
Amortization of debt offering costs	(36,317)	(127,051)	(133,353)	(248,706)
Loss on conversions	(60,874)	—	(151,357)	(46,093)
Amortization of debt discount	(749,672)	(794,785)	(2,307,966)	(1,876,882)
Change in fair value of embedded derivative liability	(452,716)	214,213	237,607	450,239
Total Other Income / (Expense)	(1,534,580)	(890,851)	(2,815,868)	(2,062,656)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(2,987,332)	$(2,291,465)	$(7,132,076)	$(6,937,620)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	354,723,016	304,789,731	333,948,163	296,835,083

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Equity
Year ended December 31, 2013 and Nine Months ended September 30, 2014

	Preferred stock	Common stock	Additional					Total
					paid-in	Accumulated	Subscription	Deferred	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Equity

Balance, December 31, 2012	—	$—	287,366,648	$28,737	$35,243,005	$(18,468,166)	$—	$(605,000)	$—	$16,198,576

Convertible debt and accrued interest conversion into common stock			19,146,156	1,915	2,734,461	—	—	—	—	2,736,376

Shares issued as a finders fee	—	—	94,964	9	20,545	—	—	—	—	20,554

Exercise of stock warrants	—	—	540,901	54	43,026	—	—	—	—	43,080

Common stock issued for services ($0.19 - $0.37/sh)			6,145,029	615	1,512,698	—	—	(60,000)	—	1,453,313

Return of shares	—	—	(750,000)	(75)	75	—	—	—	—	—

Reclassification of derivative liability associated with convertible debt	—	—	—	—	2,162,726	—	—	—	—	2,162,726

Warrants issued for services	—	—	—	—	84,028	—	—	—	—	84,028

Stock opitons issued for services	—	—	—	—	115,288	—	—	—	—	115,288

Defered compensation realized	—	—	—	—	—	—	—	615,000	—	615,000

Repurchased shares	—	—	(3,000,000)	—	—	—	—	—	(520,000)	(520,000)

Net loss for the year ended December 31, 2013	—	—	—	—	—	(8,804,887)	—	—	—	(8,804,887)

Balance December 31, 2013	—	—	309,543,698	31,255	41,915,852	(27,273,053)	—	(50,000)	(520,000)	14,104,054

Convertible debt, accrued interest and penalty conversion into common stock	—	—	36,120,574	3,612	2,753,240	—	—	—	—	2,756,852

Common stock issued for services ($0.09 - $0.26/sh)	—	—	3,150,000	315	677,715	—	—	—	—	678,030

Return of shares	—	—	(4,250,000)	(425)		—	—	—	425	—

Reclassification of derivative liability associated with convertible debt	—	—	—	—	1,974,198	—	—	—	—	1,974,198

Defered compensation realized	—	—	—	—	—	—	—	50,000	—	50,000

Stock opitons issued for services	—	—	—	—	190,656	—	—	—		190,656

Loss on debt extinguishment	—	—	—	—	18,596	—	—	—	—	18,596

Common stock issued in exchange for assets ($0.10 - $0.12/sh)	—	—	15,000,000	1,500	1,512,500	—	—	—	—	1,514,000

Net loss for the nine months ended September 30, 2014	—	—	—	—	—	(7,132,076)	—	—	—	(7,132,076)

Balance, September 30, 2014 (UNAUDITED)	—	$—	359,564,272	$36,257	$49,042,757	$(34,405,129)	$—	$—	$(519,575)	$14,154,310

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(7,132,076)	$(6,937,620)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	63,490	57,626
Stock and stock options issued for services	868,686	1,493,663
Warrants issued for services	—	84,028
Loss on debt conversion settled through the issuance of stock	151,357	46,093
Trademark Impairment	—	275
Amortization of intangible	724,169	—
Amortization of stock based compensation	50,000	536,250
Amortization of original issue discount	146,568	91,089
Amortization of debt offering costs	133,353	157,616
Amortization of debt discount	2,161,398	1,876,881
Change in fair value of derivative liability	(237,639)	(450,240)
Loss on debt extinguishment	18,596	—
Derivative Expense	210,725	196,467
Warrants issued for services treated as derivative liabilities	—	43,809
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(1,291)	(17,860)
Increase/(Decrease) in inventory	—	(30,245)
Increase/(Decrease) accounts payable	389,397	140,102
Increase/(Decrease) in accrued expenses	264,551	100,748
Net Cash Used In Operating Activities	(2,188,716)	(2,611,318)

Cash Flows From Investing Activities:
Cash received in connection with shares issed for assets and intellectual property	—	7,736
Cash paid in connection with acquisition of assets and intellectual property	(550,000)	—
Purchase of property equipment	(17,002)	(19,779)
Net Cash Used In Investing Activities	(567,002)	(12,043)

Cash Flows From Financing Activities:
Increase in cash overdraft	—	37,484
Proceeds from stockholder loans / lines of credit	153,000	178,000
Repayment of convertible note	(28,340)
Repayment of stockholder loans / lines of credit	—	(28,000)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	2,590,000	2,257,499
Proceeds from warrants exercised	—	43,080
Net Cash Provided by Financing Activities	2,714,660	2,488,063

Net Decrease in Cash	(41,058)	(135,298)

Cash at Beginning of Period	166,778	135,298

Cash at End of Period	$125,720	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$1,514,000	$—
Shares issued in conversion of convertible debt and accrued interest	$2,604,476	$2,013,906
Shares issued for accrued interest	$1,020	$3,648
Reclassification of derivative liability to additional paid in capital	$1,974,198	$1,706,329
Reclassification of accounts payable to convertible note	$43,540	$—
Shares issued for direct offering costs	$—	$20,554
Accrued interest reclassified to principal	$235,008	$84,353
Return of shares related to cancelled contract	$425	$—
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$2,437,128	$2,250,967

See accompanying notes to condensed unaudited financial statements.

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Max Sound Corporation (the "Company") was incorporated in Delaware on December 9, 2005, under the name 43010, Inc. The Company business operations are focused primarily on developing and launching audio technology software.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(E) Research and Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles - Goodwill & Other. Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. Expenses subsequent to the launch have been expensed as website development expenses.

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2014 and December 31, 2013.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $1,103 and $2,491 for the three and nine months ended September 30, 2014 and revenues of $487 and $2,207 for the three and nine months ended September 30, 2013, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $2,630 and $4,630 for the three and nine months ended September 30, 2014 and advertising costs of $31,002 and $51,799 for the three and nine months ended September 30, 2013, respectively.

 (I) Identifiable Intangible Assets

As of September 30, 2014 and December 31, 2013, $7,500,275 of costs related to registering a trademark and acquiring technology rights have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)). As of September 30, 2014 and December 31, 2013, $8,579,510 and $9,303,679, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

As of September 30, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through September 30, 2014, the Company recorded a liability and expensed $189,456 as royalty cost, related to the 20% fee, as of September 30, 2014, $30,000 has been paid . The remaining liability as of September 30, 2014, is $159,456 and is included in accounts payable.

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

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of September 30, 2014, $444,000 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

In connection with funds raised through September 30, 2014, the Company recorded a liability and expensed $94,728 as royalty cost, related to the 10% fee, as of September 30, 2014, $25,000 has been paid . The remaining liability as of September 30, 2014, is $69,728 and is included in accounts payable.

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

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the nine months ended September 30, 2014 and 2013, respectively.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2014 and 2013, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2014	September 30, 2013

Stock Warrants (Exercise price - $0.25 - $.50/share)	3,550,000	3,335,000
Stock Options (Exercise price - $0.10 - $.50/share)	15,566,652	12,700,000
Convertible Debt (Exercise price - $0.07 - $.0817/share)	37,761,355	17,074,937

Total	56,878,007	33,109,937

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(N) Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(O) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, derivative liability, convertible note payable, and loan payable-related party, approximate fair value due to the relatively short period to maturity for these instruments.

(P) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

As consideration for the above-referenced license rights, LOOKHU agreed to pay the Company royalties of $0.25 per month per paid subscription to the technology, to be payable on a monthly basis.  Additionally, LOOKHU agreed to pay the Company 4% of the net advertising revenue derived from advertising that utilizes the technology, to be payable on a quarterly basis.

Additionally, for the term of the agreement, the parties agreed to split, on a 50/50 basis, net revenue derived from sales of digital music or songs played from a LOOKHU software player, to be payable on a monthly basis.

NOTE 2           GOING CONCERN

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss of $7,132,076 for the nine months ended September 30, 2014, a working capital deficit of $4,198,717, and has negative cash flow from operations of $2,188,716 as of September 30, 2014.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at September 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 3           DEBT

Debt consists of the following:

Debt Summary
	As of	As of
	September 30, 2014	December 31, 2013

Line of credit - related party	$301,091	$140,000

Convertible debt	2,959,310	2,518,746
Less: debt discount	(1,795,883)	(1,562,390)
Convertible debt - net	1,163,427	956,356

Total current debt	$1,464,518	$1,096,356

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

Line of credit - related party
	Principal	Interest Rate	Maturity

Balance - December 31, 2012	$—
Borrowings during the year ended December 31, 2013	318,000	4%	September 26, 2015
Repayments	(178,000)
Balance - December 31, 2013	140,000
Borrowings during the nine months ended September 30, 2014	153,000	4%	September 26, 2015
Interest accrual	8,091
Repayments	—
Balance - September 30, 2014	$301,091

MAX SOUND CORPORATION

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

(B)	Convertible Debt

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $2,794,834 and $3,843,221, respectively. The Convertible notes issued in the nine months ended September 30, 2014 and the year-ended December 31, 2013, consist of the following terms:

		Nine months ended	Year ended
		September 30, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		September 11, 2014 - May 22, 2016	October 24, 2013 - December 29, 2014

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$—	$100,000
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	435,500	501,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	321,000	—
Conversion terms 4	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	—	183,333
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	50,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	250,000	498,500
Conversion terms 7	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	125,000	125,000
Conversion terms 8	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	150,000
Conversion terms 9	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	848,334	2,234,889
Conversion terms 10	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	765,000	—

		$2,794,834	$3,843,222

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above.    The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 4 regarding accounting for derivative liabilities.

During the nine months ended September 30, 2014, the Company converted debt and accrued interest, totaling $2,756,852 into 36,120,574 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $151,357.

During the year ended December 31, 2013, the Company converted debt and accrued interest, totaling $ 2,736,376 into 19,146,156 shares of common stock.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Convertible Debt Balance as of December 31, 2012	1,247,052	0% - 10%

Borrowings during the year ended December 31, 2013	3,843,221	2.5% - 10%	October 24, 2013 - December 29, 2014

Non-Cash Reclassification of accrued interest converted	113,386

Conversion of debt to into 19,146,156 shares of common stock with a valuation of $2,736,376 ($0.09 - $0.27/share) including the accrued interest of $118,754	(2,684,915)

Convertible Debt Balance as of December 31, 2013	2,518,744	2.5% - 10%	February 2, 2014 - December 29, 2014

Borrowings during the nine months ended September 30, 2014	2,794,834	2.5% - 10%	September 11, 2014 - May 22, 2016

Non-Cash Reclassification of accounts payable to debt and addition of penalties	43,540

Non-Cash Reclassification of accrued interest converted	235,008

Repayments	(28,340)

Conversion of debt to into 36,112,574 shares of common stock with a valuation of $2,755,872 ($0.09 - $0.27/share) including the accrued interest of $235,008 and penalties/loss on conversions of $151,357	(2,604,476)

Convertible Debt Balance as of September 30, 2014	2,959,310	4% - 10%	October 1, 2014 - February 21, 2016

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

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

During the three months ended June 30, 2014, the Company negotiated a further extension of the note through December 31, 2014. During the nine months ended September 30, 2014, the Company repaid $28,340 and reclassified $13,540 of accounts payable owed to the note holder to be included in the principal balance of the note. As of September 30, 2014, the principal balance of the note including accrued interest totaled $145,149 of which the principal balance of $135,200 is included as a component of convertible debt.

(C)	Debt Issue Costs

During the nine months ended September 30, 2014, the Company paid debt issue costs totaling $100,500.

During the nine months ended September 30, 2013, the Company paid debt issue costs totaling $149,388.

The following is a summary of the Company’s debt issue costs:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Debt issue costs	$238,057	$149,388
Accumulated amortization of debt issue costs	(212,901)	(69,738)

Debt issue costs - net	$25,156	$79,650

During the nine months ended September 30, 2014 and 2013, the Company amortized $133,353 and $157,616 of debt issue costs, respectively.

(D)	Debt Discount & Original Issue Discount

During the nine months ended September 30, 2014 and 2013, the Company recorded debt discounts totaling $2,437,128 and $2,250,967, respectively.

The debt discount recorded in 2014 and 2013 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $2,307,966 and $1,876,881 during the nine months ended September 30, 2014 and 2013, respectively, to amortization of debt discount expense.

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Debt discount	$5,178,593	$3,471,143
Accumulated amortization of debt discount	(3,382,710)	(2,366,000)

Debt discount - Net	$1,795,883	$1,105,143

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2014 and 2013 and warrants issued in 2014 and 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2012	1,166,286

Fair value at the commitment date for convertible instruments	3,839,539
Fair value at the commitment date for warrants issued	43,808
Change in fair value of embedded derivative liability for warrants issued	(4,384)
Change in fair value of embedded derivative liability for convertible instruments	(996,754)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,162,726)
Derivative Liability - December 31, 2013	1,885,769

Fair value at the commitment date for convertible instruments	2,647,853
Change in fair value of embedded derivative liability for warrants issued	(29,301)
Change in fair value of embedded derivative liability for convertible instruments	(208,338)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,974,198)
Derivative Liability - September 30, 2014	$2,321,785

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the nine months ended September 30, 2014.  The Company recorded a derivative expense for the nine months ended September 30, 2014 and 2013 of $210,725 and $196,467, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 131%
Expected term:	0.76 - 3 Years	0.003 - 2.87 Years
Risk free interest rate:	0.08% - 0.91%	0.11% - 1.06%

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2014, and December 31, 2013, respectively, property and equipment is as follows:

	September 30, 2014	December 31, 2013

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	—
Office Equipment	71,652	56,897
Domain Name	1,500	1,500
Sign	628	628
Total	531,173	514,171
Less: accumulated depreciation and amortization	(322,344)	(258,854)
Property & Equipment, Net	$208,829	$255,317

Depreciation/amortization expense for the three and nine months ended September 30, 2014 totaled $10,041 and $63,490, respectively.

Depreciation/amortization expense for the three and nine months ended September 30, 2013 totaled $16,870 and $57,626, respectively.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 6          STOCKHOLDERS’ EQUITY

(A) Common Stock

During the nine months ended September 30, 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest[1]	36,120,574	$2,756,852	$0.02715 - $0.14175
Services - rendered[2]	3,150,000	678,030	$0.093 - $0.365
Acquisition of intangbiles[3]	15,000,000	1,514,000	$0.0985 - $0.12
Return of shares[4]	(4,250,000)	—	$0.00 - $0.00

Total shares issued	50,020,574	$4,948,882

The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the nine months ended September 30, 2014, the Company converted debt and accrued interest, totaling $2,756,852 into 36,120,574 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $151,357.

2. Services Rendered

During the nine months ended September 30, 2014, the Company issued 1,250,000 shares of common stock valued at $386,250 in connection with employment agreements entered into (See Note 9 (A).

On January 15, 2013, the Company entered into an agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of fully vested common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through September 30, 2014, a total of 44 applications have been filed.  In connection with this agreement:

•	During the nine months ended September 30, 2014, the Company issued 800,000 shares of fully vested common stock for services having a fair value of $131,500 ($0.11 - $0.168/share).

On March 17, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $9,300 ($0.09/share). (See note 7(B)).

On April 4, 2014, the Company entered into consulting services agreement. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 200,000 shares of fully vested common stock valued at $21,980 ($0.11/share). (See note 7(B)).

During the nine months ended September 30, 2014, the Company entered into a consulting services agreement related to marketing and the creation of Company awareness. In connection with this agreement, the consultant shall be paid $20,000 and was issued 200,000 fully vested shares of common stock valued at $31,000 ($0.16/share). (See note 7(B)).

On August 6, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 fully vested shares of common stock valued at $16,500 ($0.17/share). (See note 7(B)).

On September 23, 2014, the Company entered into service agreement for a period of two years with the Company’s transfer agent. In consideration for these services, during the nine months ended September 30, 2014, 300,000 shares of fully vested common stock valued at $49,500 ($0.17/share) were granted and expensed.

On September 10, 2014, the Company entered into an advisory board agreement. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share). (See note 7(B)).

On July 29, 2014, the Company entered into an investor relations agreement. In connection with this agreement, the Company is to issue 100,000 shares of common stock monthly and $5,500 in monthly fees. As of September 30, 2014, the agreement was terminated. In total, the consultant was issued 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share) and was paid $5,500. (See note 7(B)).

3. Acquisition of intangibles

During the nine months ended September 30, 2014, the Company issued 15,000,000 common shares in connection with license agreements entered into and intangibles acquired. See Note 1(I)

4. Return of Shares

On August 3, 2012, the Company entered into an endorsement agreement with an unrelated third party for a period from August 3, 2012 through August 3, 2015.    In exchange for the services provided, the Company issued 3,000,000 shares of common stock having a fair value of $960,000 ($0.30/share) based upon fair value on the date of grant. As of January 2014, the August 3, 2012 agreement has been terminated and 3,000,000 shares have been returned to the Company (See note 7(B)).

In July of 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors. The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months. On July 8, 2013, the Company issued 1,500,000 common shares as consideration for these services valued at $315,000. On April 15, 2014, the parties entered into a mutual termination agreement, as a result, 1,250,000 shares were returned to the Company.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest [1]	19,146,156	$2,736,376	$0.1215 - $0.1783
Services - rendered [2]	6,145,029	1,453,313	$0.19 - $0.438
Cash and warrants [3]	540,901	43,080	$0 - $0.10
Return of shares [4]	(750,000)	—	0
Shares issued as finders fees [5]	94,964	20,554	$0.19 - $0.23
Repurchased shares [6]	(3,000,000)	520,000	$0.17

Total shares issued	22,177,050	$4,773,323

The following is a more detailed description of select transactions noted above:

1. Conversion of convertible debt and accrued interest

During the year ended December 31, 2013, the Company converted debt and accrued interest, totaling $ 2,736,376 into 19,146,156 shares of common stock.

2. Services Rendered

During the year ended December 31, 2013, the Company issued 2,350,000 shares of common stock valued at $623,500 in connection with employment agreements entered into (See Note 7 (A).

In July of 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors. The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months. On July 8, 2013, the Company issued 1,500,000 common shares as consideration for these services valued at $315,000.

On February 1, 2013, the Company entered into a professional services agreement related to research and outreach media. In connection with this agreement, the Company issued 500,000 shares of common stock valued at $120,000 during the year ended December 31, 2013.

On January 15, 2013, the Company entered into an agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through September 30, 2014, a total of 44 applications have been filed.  In connection with this agreement:

•	During the year ended December 31, 2013, the Company issued 1,400,000 shares of common stock for legal services having a fair value of $355,600 ($0.25 - $0.26/share).

On January 21, 2013, the Company entered into a professional services agreement related conference presentations. In connection with this agreement, the Company issued 120,000 shares of common stock valued at $32,400 during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company entered into a professional services agreements. In connection with these agreements, the Company issued 275,029 shares of common stock valued at $66,813 during the year ended December 31, 2013.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

3. Cash and warrants

On January 31, 2013 an individual exercised 430,800 of stock warrants at an exercise price of $0.10 per share for proceeds of $43,080.

On December 26, 2013, the Company issued 110,101 shares of common stock in connection with a cashless exercise of warrants.  The number of warrants received was based on 190,000 warrants exercised using an average of five previous closing prices.

4. Return of shares

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

5. Finders Fees

During the year ended December 31, 2013, in connection with debt raised of $833,333, the Company issued 94,964 common shares of the Company’s common stock valued at $20,555 issued to the finder.

6. Repurchased shares

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

 (B) Stock Warrants

On January 1, 2013, the Company issued 500,000 warrants under consulting agreements. The Company recognized an expense of $84,028 for the year ended December 31, 2013.    The Company recorded the fair value of the warrants    based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013, dividend yield of zero, expected volatility of 140.30%; risk-free interest rates of 0.37%, expected life of three years. The warrants vested immediately.      The warrants expire in three years from the date of issuance and have an exercise price of $0.45 per share (See Note 7(B)).

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

During the year ended December 31, 2013, the Company issued 2,000,000 warrants in connection with the entry into certain convertible debenture agreements. Each warrant vests immediately and expire April 26, 2016 – December 29, 2016 with an exercise price of $0.40.

During the nine months ended September 30, 2014, the Company issued 750,000 warrants in connection with the entry into certain convertible debenture agreements. Each warrant vests immediately and expire February 26, 2017 – August 12, 2017 with an exercise price of $0.40.

The following tables summarize all warrant grants as of September 30, 2014, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	2,600,000	$0.41
Exercised	(620,800)	$0.07
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, December 31, 2013	3,135,000	$0.40	2.2
Granted	750,000	$0.40
Exercised	—	$—
Cancelled/Forfeited	(335,000)	$0.10
Balance, September 30, 2014	3,550,000	$0.40	1.9

 A summary of all outstanding and exercisable warrants as of September 30, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.25	200,000	200,000	0.70
$0.40	2,850,000	2,850,000	1.99
$0.45	500,000	500,000	1.25

	3,550,000	3,550,000	1.9 years

(C) Stock Options

On January 1, 2013, the Company issued 700,000 options to buy common shares of the Company's stock at $0.50 per share, good for three years, to the Chief Technical Officer pursuant to an amended employment agreement dated December 31, 2012. The Company recognized an expense of $115,288 for the year ended December 31, 2013. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2013:

Expected dividends	0%
Expected volatility	140.30%
Exptected term	3 Years
Risk free interest rate	0.37%

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On July 7, 2014, as a benefit for the unsecured loans granted to the Company by the Company's Chief Financial Officer ("CFO"), the Company issued 2,866,520 options to buy common shares of the Company's stock at $0.10 per share, good for three years to the CFO. The Company recognized an expense of $190,656 for the nine months ended September 30, 2014. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends	0%
Expected volatility	137.82%
Exptected term	3 Years
Risk free interest rate	1%

The following tables summarize all option grants as of September 30, 2014, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2013	12,700,000	0	2
Granted	2,866,652	$0.100	3.00
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - September 30, 2014	15,566,652	0.13	1.57
Exercisable - September 30, 2014	15,566,652

(D) Share Exchange

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

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).    The following assets were acquired in the transaction:

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013

Goodwill at fair value, Opening Balance	$9,303,679	$9,655,588

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	—	—

Net assets acquired:
Current assets	—	—
Cash	—	8,011
Total net assets acquired	—	8,011

Amortization	(724,169)	(343,898)

Goodwill at fair value, Ending Balance	$8,579,510	$9,303,679

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of December 31, 2013.  For the year ended December 31, 2013, the Company recorded $343,898 of amortization expense.

For the nine months ended September 30, 2014 and 2013, the Company recorded $724,169 and $0, respectively, of amortization expense.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 7         COMMITMENTS

(A) Employment Agreement

On January 17, 2011, the Company executed an employment agreement with an executive to be the President and CEO for five years.    As compensation for services, the executive will receive a monthly compensation of $8,000 beginning after the completion of at least one million dollars of new funding to the Corporation or can be paid as commissions from sales brought to the Company, whichever comes first. In addition to the base salary, the employee is entitled to receive a 20% commission of all sales the executive is directly responsible for bringing to the Company.    The agreement also calls for the executive to receive, upon execution of the agreement, three million shares of Rule 144 common stock and twelve million options, which are good for three years, to buy shares of Rule 144 common stock at $0.12/share.    As a supplement to the agreement, on February 4, 2011, the executive received an additional twenty million common shares directly from the Chairman of the Company.    On August 25, 2011, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2011, terminate the initial 20% commission on sales and to add a commission on sales equal to 10% of gross quarterly profits.    On December 31, 2012, the agreement was updated to eliminate his previous annual bonus entitlement, which was previously 10% of revenues. In exchange for this consideration, the Company agreed that his bonus will be decreased to 7% of net profits which may be received in cash or Rule 144 stock or any combination. The agreement also called for the employee to receive health benefits.    In May of 2013, the Company amended the agreement for the President and CEO to receive monthly compensation of $18,000 beginning May 1, 2013.

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).   The term of the agreement is for five years.   As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.   In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.   On December 31, 2012 the Company amended the agreement that effective January 1, 2013 the CTO will receive 300,000 shares of common stock and 700,000 three year options at 50 cents per share. On December 31, 2012, the agreement was also updated to eliminate his previous commission and annual bonus entitlement. Executive shall now be entitled to a commission on all sales of the Company equal to 6% of net profits. For the year ended December 31, 2013, the Company issued 300,000 common shares valued at $90,000.

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.   As compensation for services, the Director will receive a monthly compensation of $10,000.   Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.    Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

•	For each million of new gross sales - 125,000 additional 3-year stock options with a strike price of $.50 per share.

For the nine months ended September 30, 2014 and year ended December 31, 2013, the employee received 375,000 and 500,000 shares with a fair value of $95,625 and $127,500, respectively.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On October 1, 2013, the Company executed an employment agreement with its Senior Audio Engineer.   The term of the agreement is for three years.   As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning October 1, 2013.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee received 50,000 shares of common stock during the year ended December 31, 2013 valued at $13,500 ($0.27/share).

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $8,000.   In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.   In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   For the three months ended March 31, 2014 and year ended December 31, 2013, the employee received 125,000 and 500,000 shares with a fair value of $45,625 and $133,750, respectively. As of February 3, 2014, the employee was terminated with no additional compensation owed.

On November 26, 2012, the Company executed an employment agreement with its VP of Music Distribution. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $7,000.    In addition, the employee will

receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   For the nine months ended September 30, 2014 and year ended December 31, 2013, the employee received 500,000 and 500,000 shares with a fair value of $182,500 and $133,750, respectively.

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.   The term of the agreement is for five years.   As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.   For the nine months ended September 30, 2014 and year ended December 31, 2013, the employee received 250,000 and 500,000 shares with a fair value of $62,500 and $125,000, respectively.

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

(B) Consulting Agreement

On June 10, 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.    In exchange for the services provided, the consultants received 100,000 shares of common stock each.

In September 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.    In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.23 - 0.39 per share.    The terms of the agreements are for five years..

During the three months ended December 31, 2011, the Company entered into a five year advisory board consulting agreement with five persons to provide for consulting and business services.    In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.47 - 0.88 per share.  The terms of the agreements are for five years.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

On August 22, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from September 1, 2012 through August 31, 2013.    In exchange for the services provided, the Company issued 500,000 shares of common stock having a fair value of $150,000 ($0.30/share) based upon fair value on the date of grant.

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

On December 1, 2012, the Company entered into a consulting agreement with an unrelated third party for a period from December 1, 2012 through November 30, 2013.    In exchange for the services provided, the Company will pay a monthly consulting fee of $10,000.    A bonus may be provided for $26,000 after one year of service in the sole discretion of the Company.    In addition, the Company will grant 500,000 three year warrants with an exercise price of $0.45 per share.    Within 10 days of executing the consulting agreement the consultant will loan the Company $120,000 in convertible note converted at 50 cents per share.

In July 2013, the Company entered into a financial advisor agreement for a period of six months with the advisor providing various assistance including introductions to potential investors. The Agreement calls for a fee of $25,000 with an additional $7,500 due and payable on the 1st day of the subsequent five months. On July 8, 2013, the Company issued 1,500,000 common shares as consideration for these services valued at $315,000.

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

On March 17, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $9,300 ($0.09/share). Two additional blocks of 100,000 common shares shall be granted shall certain benchmarks be accomplished during the first year.

On April 24, 2014, the Company entered into consulting services agreement. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 200,000 shares of fully vested common stock valued at $21,980 ($0.11/share).

During the nine months ended September 30, 2014, the Company entered into a consulting services agreement related to marketing and the creation of Company awareness. In connection with this agreement, the consultant shall be paid $20,000 and was issued 200,000 shares of fully vested common stock valued at $31,000 ($0.16/share).

On August 6, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,500 ($0.17/share).

On September 23, 2014, the Company entered into service agreement for a period of two years with the Company’s transfer agent. In consideration for these services, during the nine months ended September 30, 2014, 300,000 shares of fully vested common stock valued at $49,500 ($0.17/share) were granted.

On September 10, 2014, the Company entered into an advisory board agreement. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share).

On July 29, 2014, the Company entered into an investor relations agreement. In connection with this agreement, the Company is to issue 100,000 shares of fully vested common stock monthly and $5,500 in monthly fees. As of September 30, 2014, the agreement was terminated. The consultant was issued 100,000 shares of common stock valued at $16,000 ($0.16/share) and was paid $5,500.

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

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 8       LITIGATION

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On February 21, 2012, the Company filed a suit for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition with a former consultant.   It seeks damages due to their alleged failure to meet the contractual requirements regarding promotions.   The defendant has been served.   In September of 2014, the Company received a Default Judgment against the Defendant.    The Company is vigorously pursuing collection on this judgment.

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 9        INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at September 30, 2014 and December 31, 2013:

	Useful Life	September 30, 2014		December 31, 2013

Distribution rights	10 Years	$9,647,577	(2)	$9,647,577
Trademarks	Indefinite	7,500,000		7,500,000
Software	3 Years	—		—	(1)
Other	Indefinite	275		275
Intellectual property	5 Years	444,000		—
Intellectual property	Indefinite	1,620,000		—
Accumulated amortization		(1,068,067)		(343,898)

Net carrying value		$18,143,785		$16,803,954

1)	During the year ended December 31, 2013, the Company entered into a settlement agreement with the seller of the software to reverse the original transaction which included the issuance of 3,000,000 shares of common stock in exchange for the software. The Company received back 3,000,000 shares of common stock which was recorded as treasury stock in exchange of returning the software to the seller. Upon the return of the shares, the Company recognized a gain of $220,000 based on the quoted trading price of the Company’s common stock, which was the best evidence of fair value.

2)	During the year ended December 31, 2013, the Company received $8,011 as a refund in cash from the seller of the distribution rights. The refund reduced the carrying value of the purchased intangible.

For the nine months ended September 30, 2014 and 2013, amortization expense related to the intangibles with finite lives totaled $724,169 and $0, respectively, and was included in general and administrative expenses in the statement of operations.

At September 30, 2014, future amortization of intangible assets is as follows:

Year ending December 31:
2014	$241,389
2015	965,559
2016	968,204
2017	965,559
2018	965,559
Thereafter	4,473,240
$8,579,510

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 10        SUBSEQUENT EVENTS

For the period from October 1, 2014 through November 11, 2014, the Company converted a total of $296,025 in convertible debt comprised of principal and accrued interest into 4,340,298 common shares.

On November 10, 2014, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 50,000,000 shares of common stock, with a par value of $.0001 per share

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Corporate History and Structure

Max Sound Corporation (the “Company”) was incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represented 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO, CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when the Company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

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

Effective May 29, 2014, the Company entered into a license agreement with VSL Communications (“VSL”), pursuant to which the Company received the worldwide right to use certain optimized data transmission technology owned by VSL. The agreement also entitles the Company to act as VSL’s exclusive agent to negotiate potential opportunities concerning the technology, and to sue certain pre-approved violators of VSL’s intellectual property rights relating to the technology. Proceeds of any such opportunities, including settlement of legal disputes, will be split equally between VSL and the Company after paying any contingent legal fees.

As consideration for the above-referenced representation and license rights, the Company agreed to pay VSL (i) an aggregate of $1,500,000 in cash, with a $500,000 down payment, and the balance to be paid in monthly installments from a percentage of proceeds of future funding’s received by the Company subject to the terms and conditions of the agreement; and (ii) 10,000,000 restricted shares of Company common stock, to be paid within two weeks of closing.

VSL's technology process can reduce the size of multi-media content and data files. This technology is currently being used in the delivery of streaming audio, video, and digital data transmission.

Licensing and Distribution Developments

On May 28, 2014, the Company entered into a license agreement with Akyumen Technologies Corp. (“Akyumen”), an original equipment manufacturer of mobile devices, for the non-exclusive, non-transferable, indivisible worldwide license rights to the use of Company’s Application Programming Interface (“API”) technology in Akyumen’s mobile devices.  The license is for five years and is renewable, with the Company’s approval, at Akyumen’s request.

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

As consideration for the above-referenced license rights, LOOKHU agreed to pay the Company royalties of $0.25 per month per paid subscription to the technology, to be payable on a monthly basis.  Additionally, LOOKHU agreed to pay the Company 4% of the net advertising revenue derived from advertising that utilizes the technology, to be payable on a quarterly basis.

Additionally, for the term of the agreement, the parties agreed to split, on a 50/50 basis, net revenue derived from sales of digital music or songs played from a LOOKHU software player, to be payable on a monthly basis.

LOOKHU can be used on any Android device, Akuymen device, Xbox®, Apple TV®, Nintendo Wii® or Sony Playstation®. LOOKHU is different from other content providers because of its exclusive content, and available HD audio platform, built and powered by MAXD.

The Company is in negotiations with several additional multi-media companies that will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at http://www.maxsound.com. The

MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets. Video Link of CES 2014 booth: http://vimeo.com/77764981  Snapdragon Interview Link with MAXD CEO John Blaisure: http://youtube/hMOiieiIYIw

Plan of Operation

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

	For the Three Months Ended,		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$1,103	$487	$2,491	$2,207

Operating Expenses
General and administrative	818,155	788,055	2,498,762	2,228,751
Endorsement fees	—	—	—	480,000
Consulting	131,885	151,150	406,590	421,437
Professional fees	253,015	182,196	659,347	785,584
Compensation	250,800	279,700	754,000	961,399
Total Operating Expenses	1,453,855	1,401,101	4,318,699	4,877,171

Loss from Operations	(1,452,752)	(1,400,614)	(4,316,208)	(4,874,964)

Other Income / (Expense)
Other income	—	—	37,500	—
Gain (Loss) on extinguishment of debt	—	—	(18,596)	—
Interest expense	(71,782)	(82,638)	(268,978)	(144,747)
Derivative Expense	(163,219)	(100,590)	(210,725)	(196,467)
Amortization of debt offering costs	(36,317)	(127,051)	(133,353)	(248,706)
Loss on conversions	(60,874)	—	(151,357)	(46,093)
Amortization of debt discount	(749,672)	(794,785)	(2,307,966)	(1,876,882)
Change in fair value of embedded derivative liability	(452,716)	214,213	237,607	450,239
Total Other Income / (Expense)	(1,534,580)	(890,828)	(2,815,868)	(2,062,656)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,987,332)	$(2,291,442)	$(7,132,076)	$(6,937,620)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	354,723,016	304,789,731	333,948,163	296,835,083

For the three months ended September 30, 2014 and 2013

Revenue. Revenues for the three months ended September 30, 2014 and 2013 were $1,103 and $487, respectively.

General and Administrative Expenses: Our general and administrative expenses were $818,155 for the three months ended September 30, 2014 and $788,055 for the three months ended September 30, 2013, representing an increase of $30,100, or approximately 4%, as a result of an increase in the amortization of intangibles and the increase in the general operation of the Company.  Our expenses on the general operation of the Company included the ancillary expenses for added personnel, product development and increased royalty costs.

Consulting Fees:  Our consulting fees were $131,885 for the three months ended September 30, 2014 and $151,150 for the three months ended September 30, 2013, representing a decrease of $19,265 or approximately 13% as a result of consulting agreements previously entered into concluding.

Professional Fees: Our professional fees were $253,015 for the three months ended September 30, 2014 and $182,196 for the three months ended September 30, 2013, representing an increase of $70,819, or approximately 39%, as a result of increased legal fees related to our product development and increased accounting fees associated with the preparation of our financial statements and regulatory requirements required for publicly traded companies.

Compensation: Our compensation expenses were $250,800 for the three months ended September 30, 2014 and $279,700 for the three months ended September 30, 2013, representing a decrease of $28,900, or approximately 10%.

Net Loss: Our net income (loss) for the three months ended September 30, 2014 and 2013, was $(2,987,332), compared to $(2,291,465) for the three months ended September 30, 2013, representing an increased net loss of $695,867 or 30%. The overall amount of our net loss substantially increased as a result of increased professional fees, increased amortization of intangible expense and a negative change in fair value of the embedded derivative liabilities.

For the nine months ended September 30, 2014 and 2013

Revenue. Revenues for the nine months ended September 30, 2014 and 2013 were $2,491 and $2,207, respectively.

General and Administrative Expenses: Our general and administrative expenses were $2,498,762 for the nine months ended September 30, 2014 and $2,228,751 for the nine months ended September 30, 2013, representing an increase of $270,011, or approximately 12%, as a result of increased amortization of intangibles, decreased stock based compensation, increased royalty costs and the increase in the general operation of the business.

Endorsement Fees:  Our endorsement fees were $0 for the nine months ended September 30, 2014 and $480,000 for the nine months ended September 30, 2013, representing a decrease of $480,000, or approximately 100%, as a result of an endorsement agreement with Pitbull signed in 2013.

Consulting Fees:  Our consulting fees were $406,590 for the nine months ended September 30, 2014 and $421,437 for the nine months ended September 30, 2013, representing a decrease of $14,847, or approximately 4%. The expense has remained relatively consistent.

Professional Fees: Our professional fees were $659,347 for the nine months ended September 30, 2014 and $785,584 for the nine months ended September 30, 2013, representing a decrease of $126,237, or approximately 16%, as a result of reduced legal fees and increased accounting fees.

Compensation: Our compensation expenses were $754,000 for the nine months ended September 30, 2014 and $961,399 for the nine months ended September 30, 2013, representing a decrease of $207,399, or approximately 22%, as a result of decreased stock based compensation.

Net Loss: Our net loss for the nine months ended September 30, 2014 and 2013, was $7,132,076, compared to $6,937,620 for the nine months ended September 30, 2013. The overall amount of our net loss increased as a result of a decrease in professional fees, positive change in the fair value of embedded derivative liability associated with the convertible debt, reduced compensation, and an increase in the amortization of debt discount.

Liquidity and Capital Resources

We have an accumulated deficit of $34,405,129 as of September 30, 2014, and have negative cash flow from operations of $2,188,716 for the nine months ended September 30, 2014.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at September 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

From our inception through September 30, 2014, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Private Financings

Below is a summary of our capital-raising activities for the three months ended September 30, 2014 and underlying terms:

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

On August 13, 2014, the Company entered into an agreement with Iliad Research and Trading, LP to issue up to $282,778 in a convertible note. The note matures on August 13, 2015 and bears an interest charge of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 14, 2014.

On August 21, 2014, the Company entered into an agreement with Horberg Enterprises LP to issue up to

$250,000 in a convertible note. The note matures on August 21, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 26, 2014.

On August 21, 2014, the Company entered into an agreement with JDF Capital Inc. to issue up to $111,000 in a convertible note. The note matures on February 21, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is lowest price for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 proceeds on August 25, 2014.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company issued convertible notes totaling $2,794,834 and $3,843,221, respectively. See Note 3 to the financial statements regarding terms.

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above.    The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 4 to the financial statements regarding accounting for derivative liabilities.

During the year ended December 31, 2013, the Company received $290,000 from the principal stockholder under the terms of a two-year line of credit agreement dated September 26, 2013. The Company repaid $150,213 in principal and accrued interest in the month of October 2013 to the principal stockholder under the term of this line of credit. Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on or before September 26, 2015. During the nine months ended September 30, 2014, the principal stockholder loaned an additional $153,000. As of September 30, 2014, the line of credit balance including accrued interest totaled $301,091 (See Note 3 to the financial statements).

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

 Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $2,491 and $2,207 in revenue for the nine months ended September 30, 2014 and 2013, respectively.

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

Subsequent Events

For the period from October 1, 2014 through November 11, 2014, the Company converted a total of $296,025 in convertible debt comprised of principal and accrued interest into 4,340,298 common shares.

On November 10, 2014, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 50,000,000 shares of common stock, with a par value of $.0001 per share

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us, except as follows:

On February 21, 2012, the Company filed a suit for breach of contract, intentional misrepresentation, negligent misrepresentation, fraud, false advertising, and unfair competition with a former consultant.   It sought damages due to their alleged failure to meet the contractual requirements regarding promotions.  The defendant has been served.  In September of 2014, the Company received a default judgment against the defendant in the amount of $81,928.

On August 14, 2012, the Company, along with two shareholders of the Company, was named as a defendant in an action filed in the Superior Court for the State of California and the County of San Diego. The plaintiff alleges he was terminated by his former employer “Acoustics Control Sciences, LLC” (which is a company that is not affiliated with Max Sound Corporation) in August, 2008 without receiving wages and other compensation allegedly due him. The plaintiff further claims that two of the members or “shareholders” of Acoustics Control Sciences, LLC, wrongfully transferred a patent owned by his former employer and this transfer prevented his former employer from paying the wages alleged due. According to the plaintiff, when the assets of his former employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously defended by the Company and the Company’s counsel believes the Company has a high likelihood of success; plaintiff has initiated settlement discussions with the defendants.

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

In August 2014, the Company retained the prestigious law firms of ARNOLD RUESS and Wittmann Hernandez, both specializing in International Intellectual Property Rights to represent its interests in VSL against Google in Germany. In September 2014, the Company was granted multiple preliminary injunctions from the District Court Berlin against OEM's (Original Equipment Manufacturers) to stop the sale of certain Google Android devices in the Federal Republic of Germany at the Premier show IFA in Berlin (Internationale Funkausstellung, http://www.ifa-berlin.de/en), the world's leading fair for Consumer Electronics and Home Appliances).

Max Sound, under agreement with VSL Communications, is enforcing intellectual property rights on VSL's behalf and has obtained preliminary injunctions against Shenzhen KTC Technology Co. Ltd and Pact Informatique S.A., France. German Customs authorities further inspected several other exhibitors of smartphones and tablet PC's with Android operating system. Shenzhen KTC Technology Co. Ltd. is one of the largest Chinese electronics groups operating worldwide, and Pact Informatique is a French electronics company operating in many European countries under the brand Storex. Max Sound's actions were based on infringement of VSL's European Patent EP 2 026 277 concerning an Optimized Data Transmission System Method. The Infringement was found on the basis that Google's Android OS implements the H.264-Standard for video encoding, which is protected by VSL's patent. A bailiff seized all smartphones and tablets of KTC and Pact at the trade fair IFA in Berlin on September 10, 2014. The injunctions have no automatic time limit, and opponents can file an opposition.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Private Financings

Below is a summary of our capital-raising activities for the three months ended September 30, 2014 and underlying terms:

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

On August 13, 2014, the Company entered into an agreement with Iliad Research and Trading to issue up to $282,778 in a convertible note. The note matures on August 13, 2015 and bears an interest charge of 4%. The conversion price equals the “Variable Conversion Price”, which is 75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 14, 2014.

On August 21, 2014, the Company entered into an agreement with Horberg Enterprises LP to issue up to $250,000 in a convertible note. The note matures on August 21, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $250,000 proceeds on August 26, 2014.

On August 21, 2014, the Company entered into an agreement with JDF Capital Inc. to issue up to $111,000 in a convertible note. The note matures on February 21, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 proceeds on August 25, 2014.

Compensation-based Issuances

During the three months ended September 30, 2014, the Company issued 250,000 shares of common stock valued at $77,500 in connection with employment agreements entered into.

On August 6, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted

100,000 fully vested shares of common stock valued at $16,500 ($0.17/share). (See note 7(B)).

On September 23, 2014, the Company entered into service agreement for a period of two years with the Company’s transfer agent. In consideration for these services, during the nine months ended September 30, 2014, 300,000 shares of fully vested common stock valued at $49,500 ($0.17/share) were granted and expensed.

On September 10, 2014, the Company entered into an advisory board agreement. In consideration for these services, during the nine months ended September 30, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share). (See note 7(B)).

On July 29, 2014, the Company entered into an investor relations agreement. In connection with this agreement, the Company is to issue 100,000 shares of common stock monthly and $5,500 in monthly fees. As of September 30, 2014, the agreement was terminated. The consultant was issued 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share) and was paid $5,500. (See note 7(B)).

Note Conversions

On July 14, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 1,105,481 shares based on a conversion price of $0.054275 per share.

On July 16, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 1,092,399 shares based on a conversion price of $0.054925 per share.

On July 1, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 549,451 shares based on a conversion price of $0.0546 per share.

On August 1, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 673,446 shares based on a conversion price of $0.089094 per share.

On August 4, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 881,419 shares based on a conversion price of $0.089094 per share.

On July 3, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 for 600,000 shares based on a conversion price of $0.058823 per share.

On July 22, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 for 953,405 shares based on a conversion price of $0.057983 per share.

On July 11, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for 169,463 shares based on a conversion price of $0.0590 per share.

On July 15, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for

178,360 shares based on a conversion price of $0.0590 per share.

On August 5, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 1,399,619 shares based on a conversion price of $0.08931 per share.

On September 12, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 307,692 shares based on a conversion price of $0.0975 per share.

On September 23, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 357,782 shares based on a conversion price of $0.08385 per share.

On August 25, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated February 20, 2014 with the original principal amount of $50,000 for 350,000 shares based on a conversion price of $0.102550 per share.

On September 9, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated February 20, 2014 with the original principal amount of $50,000 for 260,744 shares based on a conversion price of $0.102083 per share.

On July 30, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated January 28, 2014 with the original principal amount of $25,000 for 505,297 shares based on a conversion price of $0.0604 per share.

On September 15, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 307,692 shares based on a conversion price of $0.0975 per share.

On September 16, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 344,296 shares based on a conversion price of $0.0973 per share.

On September 22, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 526,103 shares based on a conversion price of $0.0839 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amended Terms, dated July 25, 2014, with Vista Capital Investments, LLC.
10.2	Securities Purchase Agreement, dated August 1, 2014, with KBM Worldwide, Inc.
10.3	8% Convertible Redeemable Note due May 5, 2015, issued to KBM Worldwide, Inc.
10.4	Securities Purchase Agreement, dated August 13, 2014, with Iliad Research and Trading
10.5	4% Convertible Redeemable Note due August 13, 2015, issued to Iliad Research and Trading
10.6	Securities Purchase Agreement, dated August 21, 2014, with Horberg Enterprises LP
10.7	4% Convertible Redeemable Note due August 21, 2015, issued to Horberg Enterprises LP
10.8	Securities Purchase Agreement, dated August 21, 2014, with JDF Capital Inc.
10.9	4% Convertible Redeemable Note due February 21, 2016, issued to JDF Capital Inc.
10.1	Advisory Board Agreement, dated August 6, 2014, with David H. Pohl
10.11	Board Minutes Extending Transfer Agent Agreement, dated August 6, 2014, with Globex Transfer, LLC
10.12	Advisory Board Agreement, dated September 10, 2014, with Peter Tsolinas
10.13	Investor Relations Agreement, dated July 29, 2014 with Riverview Capital Enterprises
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS.	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: November 14, 2014	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)