Form 10-K
period 2014-12-31
Max Sound Corp
filed 2015-04-01
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.00001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒No 

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

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 as approximately $14,241,146.

As of March 24, 2015, the registrant had 285,044,350 shares issued and outstanding.

Documents Incorporated by Reference:

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
ITEM 9A.	CONTROLS AND PROCEDURES	18

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	63
ITEM 11.	EXECUTIVE COMPENSATION	65
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	67
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	67
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	68

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	68

SIGNATURES		69

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and networking web site. In January of 2010, the Company launched their Internet search engine and networking website.  In 2011, the Company decided to abandon its social networking website.  On May 11, 2010, the Company acquired the worldwide rights, title, and interest to all fields of use for MAX-D.

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the MAX-D technology.  Our current website (www.maxsound.com) is used to showcase the MAX-D technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

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

On May 22, 2014, MaxD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. MAXD has since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets.

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

In December 2014, the CEO of Akyumen notified the Company that Akyumen entered into a contract in Asia representing five million mobile device units, and further that the company is engaged in high level discussions with major cellular carriers in Europe and the Middle East, estimating that another ten million mobile device units should come from those regions in the year 2015. Moreover, Akyumen announced in November 2014 the building of a five million state of the art manufacturing and assembly facility in Bahrain allowing the company the ability to produce over ten million units for that region.

The Company continues to work with Akyumen executives and developers to assist in getting the MAX-D-HD Audio ported onto their mobile devices and into the consumer marketplace. While the Akyumen product continues to improve the company still needs to increase positive consumer reviews and excitement.

On June 16, 2014, MAXD entered into a license and revenue share agreement with LOOKHU, an online subscription service that delivers movies, music, television shows, apps and games. The agreement grants LOOKHU non-exclusive, non-transferable, indivisible worldwide license rights to the distribution and use of the Company’s Application Programming Interface (“API”) audio processor technology. The license is for five years and is renewable, with the Company’s approval, at LOOKHU’s request. The Company is continuing to work closely with the LOOKHU program developers, and is building the LOOKHU/MAX-D HD powered version, which product the Company expects with no assurances to be available in late first quarter 2015.

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

No later than June 20, 2014, MAXD entered into a representation agreement with VSL Communications, Inc., making MAXD the exclusive agent to VSL to enforce all rights with respect to patented technology owned by VSL subsidiary Vedanti Systems Limited. In particular, last summer, the Company announced that it had acquired a worldwide license and representation rights to a patented video and data technology “Optimized Data Transmission System and Method” which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represents thirty three times reduction associated with transport cost and the time it takes for the video or digital content to be viewed by an end-user. As described more fully in the Legal Proceedings Section, The Company has since filed suit against Google, Inc., YouTube, LLC, and On2 Technologies, Inc., alleging willful infringement of the patent.

Description of Our Business

Max Sound (MAX-D) is engaged in activities to sell and license products and services based on its patent-pending MAX-D HD Audio Technology for sound recording and playback that dramatically improves the listener’s experience. The MAXD-D HD Audio Technology delivers high definition audio without increasing file size.

The Company is marketing MAX-D on the basis that it is to audio what HD is to video.  MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them. The Company believes that the MAX-D HD is better for a consumers hearing than today’s highly compressed audio and anticipate that continued research and development will support the Company’s position. In numerous consumer audio tests, MAXD-D HD sounded better to consumers than high resolution WAV files. Importantly, MAX-D HD remains one tenth the size of a WAV file, and in the Company’s opinion offers more clarity, dimension, articulation and impact in every range of the audio spectrum to the listener  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

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

Since the Company’s debut at the Qualcomm Upling conference in San Diego over a year ago, we remain engaged with some of the largest OEM’s in the smart phone device market. Our sales and marketing team are continuing in advanced high-level strategic meetings with industry leaders in the chip manufacturing and device hardware sectors. The Company is operating under several NDA’s and R&D Test Agreements with today’s most well-known industry to implement and license the MAX-D HD onto their platforms.

About MAX-D:

The MAX-D software improves the sound heard from any device. Consumers have unknowingly sacrificed better audio quality for portable convenience and MAX-D rectifies this problem by:

	analyzing what content is missing from the compressed audio signal;
	dynamically resynthesizing lost harmonics and natural sound fields in real time;
	maximizing the output potential of any device without increasing original file size; and
	without requiring consumers or OEM’s to change equipment or infrastructure.

MAX-D Benefits:

	Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth;
	High-resolution audio reproduction with an omni-directional sound field using only two speakers;
	“Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and
	More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity
4

MAX-D Markets:

MAX-D can be used in a variety of venues and applications that provide audio capability, as categorized below:

	MOBILE - Communication | Voice – Data | Entertainment
	ENTERTAINMENT - Music | Movies | Audiobooks | Streaming Content | Live Events
	MULTI-MEDIA - Computing | Gaming
	CONSUMER - Home Theater | Portable Audio Players | Live Concert Sound | Automotive

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

The Company is making positive inroads in the motion picture industry. Many of the post-production facilities are now requesting a MAX-D HD Box. The Max-D HD box is a small Windows-based computer that allows audio engineers to apply our patent pending MAX-D HD Audio technology to protect the original audio quality as it is compressed and distributed downstream throughout the internet in all compressed formats. We now have internal testing boxes completed, and anticipate delivering the first boxes to several markets in Q2 2015, and one of the top post film production houses is now engaged with us negotiating their first feature film deal to employ MAX-D HD Audio.

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

In 2014, the Company nearly tripled its Mobile App user base (with no dedicated marketing budget being employed –until we expect later in 2015). We currently have over 80,000 subscribers on the free version of our HD Audio App for MP3’s on Android. We also are in the final weeks of Beta testing our latest MAX-D HD Apple iOs App that will support current iPhones and iPads. We anticipate a Q2 2015 launch onto the Apple store.

In addition, the Company is now exploring a subscription based revenue model, which would offer millions of consumers a Max-D HD Audio experience on a 30 day free trial basis, and following the free trial the opportunity to upgrade to a paid annual subscription.

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

MAXD-D HD Audio Technology requires no equipment changeover and can be embedded into any product (e.g. speakers, headphones, mobile devices), or online content delivery systems (e.g. streaming, cable, video games) to provide better sounding audio.

Market

MAX-D products and services are designed and intended to solve problems and add value to audio components of several separate industries, including consumer electronics, motion picture, broadcasting, video game, recording, cell phone, internet, and VOIP applications.

2014 was a year of creating relationships with companies across all vertical markets understanding the value of those industries and what it would mean to Max-D. It became clear that the device market was the largest for potential revenue and profits for the Company. Our license agreement with Qualcomm has established the foundation for entry into this market. The MAX-D HD Audio player App provided the consumer the ability to experience MAX-D. The acquisition of Liquid Spins provided a music gateway directly to the retail consumer and the record labels and the ability to provide MAX-D HD Audio.

List of 2014 contracted companies:

Qualcomm	(Leader in Chips for Smartphones & Tablets)

The Company is now positioned to pursue the following expansion strategies:

	Launch MAX-D audio on the Qualcomm Snapdragon DSP, which stands to make MAX-D audio available on potentially hundreds of millions of devices that can be licensed by up to 86 OEMs around the world.
	Grow the MAX-D HD Audio Apps user base and begin selling a paid version of the App.
	Deploy MAX-D APIs for use in streaming online Video/Audio and stand alone Audio services.

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

We believe we will be considered friendly competition in the future for three reasons; (1) we believe that MAX-D technology delivers the best sound quality available today, (2) MAX-D does not require any additional equipment; and (3) MAX-D makes any competition’s audio processes sound better.

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

Research and Development

The Company throughout 2014 has continued to focus on research and development initiatives concerning the MAX-D HD Audio Technologies now that the Company is entering into the licensing phase. The Company is working with strategic partners who are now integrating or assisting with the development of the Company’s application on their respective platforms. The Company’s development team is concentrating on enhancing the existing MAX-D HD, and is also developing additional API interfaces. The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including audio hardware such as speakers and audio receivers including car smart head units. In 2014, the Company completed testing for industry the MAX-D HD Audio boxes and the MAXD –D Accurate Voice. Significantly, in 2014 the Company achieved breakthroughs in the software development of MAX-D HD for Android OS, Windows OS, Apple OS and a universal MAX-D API. In the fiscal years ended December 31, 2014 and 2013, the Company spent $304,300 and $370,225 respectively, on research and development activities relating to the build-out for the Company’s App for Windows Linix and IOS, as well as the MAX-D’s 300 KB API.

Employees

As of December 31, 2014, we had 14 employees, of which all were full-time.

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

Over the next twelve months, our focus will be in the achieving and implementing the following:

1.	The marketing of the MAX-D Android and Windows APP for tablets and smartphones in addition to an APP that will run on the Apple OS into the direct consumer market.

2.	The include the ability to stream content through the MAX-D Apps.

3.	MAX-D is in the Qualcomm Snapdragon DSP through the Hexagon program. We will seek adoption of the MAX-D HD Audio Technology by Qualcomm’s OEMs.

4.	Deployment of Max Sound HD Audio appliances for key industry engineers and internet streaming companies allowing them to broadcast in MAX-D.

5.	Early adoption from the movie industry producing “Mastered in MAX-D” content.

Long-Term Goals

1.	Increase Max Sound’s customer base substantially producing large consumer adoption and branding.
2.	Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2015.
3.	Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.
4.	Explore the applicability of Liquid Spins in future agreements with MAX-D.

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

ITEM 3.         LEGAL PROCEEDINGS.

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, which remains pending, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer PA and Buether Joe & Carpenter LLC to represent the Company in the suit on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.

Additionally, on December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also bring a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained

Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.

On September 8 and 9, 2014, respectively, the Company and VSL were granted preliminary injunctions by the District Court of Berlin, Germany, against the Chinese company Shenzhen KTC Technology Co. Ltd. and the French company Pact Informatique S.A. Both companies have been offering products at the International Consumer Electronics Trade Show 2014 in Berlin, which, according to the company’s claim and the Preliminary Injunctions issued by the Court, infringed the rights to a patent. This patent is the German is the German part of the patent on optimized data transmission, owned by Vedanti, which is already asserted the United States infringement proceedings. The products in question are tablet computers and smart phones with Android OS and with the ability to encode videos in the format H.264. The injunctions were issued ex-parte and can be appealed by the Defendants. However, currently there are no indications that any prospective appeals will be interposed. The Company can still enforce claims for cost reimbursement with regard to these legal proceedings.

On December 2, 2014, the Company filed a patent infringement action against Google, Inc., Germany GmBH, Google Commerce Ltd. and YouTube LLC with the District Court of Mannheim, Germany. The asserted patent infringement concerns the same patent infringement asserted in the in the prior Germany Preliminary Injunctions described herein. The Complaint alleges that Google Inc. and it above-named subsidiaries are offering and selling products which can also decode and show videos, which have been encoded in a patent protected and proprietary way. The complaint also avers that YouTube LLC offers to German customers, which are encoded and transmitted in a manner claimed and protected by the patent. The Company mainly seeks a permanent injunction against the Defendants, damages and information regarding past infringements.

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedings against Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videos being encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements.

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting these action on a pure contingency fee basis.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute. This lawsuit will be vigorously defended and prosecuted. While this lawsuit is in its nacency, the Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

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

Price

	High	Low
2013
First quarter	$.39	$.19
Second quarter	$.32	$.17
Third quarter	$.30	$.18
Fourth quarter	$.28	$.18

2014
First quarter	$.22	$.09
Second quarter	$.18	$.08
Third quarter	$.28	$.08
Fourth quarter	$.13	$.05

Holders

As of March 31, 2015, in accordance with our transfer agent records, we had 1,576 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

On October 1, 2011, the Company executed an employment agreement with its Chief Technical Officer (“CTO”).   The term of the agreement is for five years.   As compensation for services, the CTO will receive a monthly compensation of $10,000, monthly commission equal to 5% of all profits derived from the sales of all products and services related to Max Sound, and an annual bonus of 5% of all profits derived from the sales of all products and services related to Max Sound that is over one million dollars.   In addition to the base salary, the employee is entitled to receive health benefits.  Effective January 1, 2012, the Company increased the monthly compensation to $12,000.   On December 31, 2012 the Company amended the agreement that effective January 1, 2013 the CTO will receive 300,000 shares of common stock and 700,000 three year options at 50 cents per share. On December 31, 2012, the agreement was also updated to eliminate his previous commission and annual bonus entitlement. Executive shall now be entitled to a commission on all sales of the Company equal to 6% of net profits. For the year ended 2013, the Company issued 300,000 common shares valued at $90,000.

On January 9, 2013, the Company executed an employment agreement with its Director of New Business Development. The term of the agreement is for three years.   As compensation for services, the Director will receive a monthly compensation of $10,000.   Upon the first million dollars in gross sales the salary will increase to $12,000 per month.  In addition, the Director will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on January 1, 2013.    Also, employee for the first eight quarters of employment has a right to earn 125,000 additional 3 year stock options with a strike price of $0.50 per share as follows:

	For each million of new gross sales - 125,000 additional 3-year stock options with a strike price of $.50 per share.

For the year ended December 31, 2014 and year ended December 31, 2013, the employee received 375,000 and 500,000 shares with a fair value of $95,625 and $127,500, respectively.

On July 7, 2014, the Company issued 2,866,652 options to buy common shares of the Company’s stock at $.10 per share, good for three years to the Company’s CFO.

Recent Sales of Unregistered Securities

Note Conversions

On January 3, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 5, 2013, with the original principal amount of $277,778 for 352,734 shares based on a conversion price of $0.142125 per share (See Note 6 to the Accompanying Financial Statements).

On January 7, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $166,667 for 360,490 shares based on a conversion price of $0.1388 per share (See Note 6 to the Accompanying Financial Statements).

On January 7, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated June 27, 2013, with the original principal amount of $50,000 for 300,000 shares based on a conversion price of $0.1295 per share (See Note 6 to the Accompanying Financial Statements).

On January 8, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 80,109 shares based on a conversion price of $0.1268 per share (See Note 6 to the Accompanying Financial Statements).

On January 15, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $166,667 for 505,050 shares based on a conversion price of $0.1325 per share (See Note 6 to the Accompanying Financial Statements).

On January 21, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 646,465 shares based on a conversion price of $0.1268 per share (See Note 6 to the Accompanying Financial Statements).

On January 29, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated May 3, 2013, with the original principal amount of $25,000 for 93,591 shares based on a conversion price of $0.1127 per share (See Note 6 to the Accompanying Financial Statements).

On February 5, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated June 27, 2013, with the original principal amount of $50,000 for 266,599 shares based on a conversion price of $0.0996 per share (See Note 6 to the Accompanying Financial Statements).

On February 11, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 496,278 shares based on a conversion price of $0.1008 per share (See Note 6 to the Accompanying Financial Statements).

On February 12, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 67,340 shares based on a conversion price of $0.099 per share (See Note 6 to the Accompanying Financial Statements).

On February 12, 2014, the Company entered into a conversion agreement with BOU Trust relating to a convertible promissory note dated June 17, 2013, with the original principal amount of $111,111 for 44,893 shares based on a conversion price of $0.099 per share (See Note 6 to the Accompanying Financial Statements).

On February 14, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 477,897 shares based on a conversion price of $0.0847 per share (See Note 6 to the Accompanying Financial Statements).

On February 18, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for executed by a note holder for 511,771 shares based on a conversion price of $0.0978 per share (See Note 6 to the Accompanying Financial Statements).

On February 18, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 110,943 shares based on a conversion price of $0.13 per share (See Note 6 to the Accompanying Financial Statements).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $4,423 loss on conversion.

On February 19, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 147,929 shares based on a conversion price of $0.0910 per share (See Note 6 to the Accompanying Financial Statements). Conversion related to penalty fees incurred totaling $6,583.

On February 24, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 580,645 shares based on a conversion price of $0.0818 per share (See Note 6 to the Accompanying Financial Statements).

On February 27, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 196,592 shares based on a conversion price of $0.12 per share (See Note 6 to the Accompanying Financial Statements).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $8,591 loss on conversion.

On February 28, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 250,000 shares based on a conversion price of $0.0763 per share (See Note 6 to the Accompanying Financial Statements).  Conversion related to penalty fees incurred totaling $6,113.

On March 3, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 612,745 shares based on a conversion price of $0.0817 per share (See Note 6 to the Accompanying Financial Statements).

On March 4, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated August 8, 2013, with the original principal amount of $103,500 for 339,940 shares based on a conversion price of $0.0686 per share (See Note 6 to the Accompanying Financial Statements).

On March 6, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated May 23, 2013, with the original principal amount of $277,778 for 631,313 shares based on a conversion price of $0.0792 per share (See Note 6 to the Accompanying Financial Statements).

On March 12, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 851,426 shares based on a conversion price of $0.0784 per share (See Note 6 to the Accompanying Financial Statements).

On March 13, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated August 9, 2013, with the original principal amount of $25,000 for 352,801 shares based on a conversion price of $0.07 per share (See Note 6 to the Accompanying Financial Statements).  Conversion related to penalty fees incurred totaling $9,580.

On March 19, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated May 2, 2013, with the original principal amount of $166,000 for 229,753 shares based on a conversion price of $0.09 per share (See Note 6 to the Accompanying Financial Statements).  Given the conversion occurred subsequent to the maturity date of the note, the Company recorded a $6,795 loss on conversion.

On March 24, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013, with the original principal amount of $277,778 for 1,260,835 shares based on a conversion price of $0.0705 per share (See Note 6 to the Accompanying Financial Statements).

On March 25, 2014, the Company issued 8,000 shares of common stock for accrued interest having a fair value of $1,020 ($.01275 / share).

On March 31, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated August 21, 2013, with the original principal amount of $50,000 for 1,002,999 shares based on a conversion price of $0.0658 per share (See Note 6 to the Accompanying Financial Statements).

On April 1, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated October 3, 2013 with the original principal amount of $221,000 for 3,134,751 shares based on a conversion price of $0.0705 per share (See Note 6 to the Accompanying Financial Statements).

On April 3, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 1,503,382 shares based on a conversion price of $0.0665 per share (See Note 6 to the Accompanying Financial Statements).

On April 7, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 621,227 shares based on a conversion price of $0.0611 per share (See Note 6 to the Accompanying Financial Statements).

On April 18, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated October 10, 2013 with the original principal amount of $78,500 for 652,529 shares based on a conversion price of $0.0613 per share (See Note 6 to the Accompanying Financial Statements).

On April 23, 2014, the Company entered into a conversion agreement with Redwood Management, LLC relating to a convertible promissory note dated October 3, 2013 with the original principal amount of $221,000 for 118,062 shares based on a conversion price of $0.0681 per share (See Note 6 to the Accompanying Financial Statements).

On April 24, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 864,304 shares based on a conversion price of $0.05785 per share (See Note 6 to the Accompanying Financial Statements).

On April 24, 2014, the Company entered into a conversion agreement executed with Asher Enterprises, Inc. relating to a convertible promissory note dated October 10, 2013 with the original principal amount of $78,500 for 719,171 shares based on a conversion price of $0.0579 per share (See Note 6 to the Accompanying Financial Statements).

On May 8, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 222,064 shares based on a conversion price of $0.0563 per share (See Note 6 to the Accompanying Financial Statements).

On May 14, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 540,655 shares based on a conversion price of $0.0555 per share (See Note 6 to the Accompanying Financial Statements).

On May 15, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013 with the original principal amount of $277,778 executed by a note holder for 763,942 shares based on a conversion price of $0.06545 per share (See Note 6 to the Accompanying Financial Statements).

On May 20, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $25,000 for 507,292 shares based on a conversion price of $0.0561 per share (See Note 6 to the Accompanying Financial Statements).

On May 22, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 535,628 shares based on a conversion price of $0.056 per share (See Note 6 to the Accompanying Financial Statements).

On May 28, 2014, the Company entered into a conversion agreement with Dominion Capital, LLC relating to a convertible promissory note dated June 3, 2013 with the original principal amount of $277,778 executed by a note holder for 103,842 shares based on a conversion price of $0.0642 per share (See Note 6 to the Accompanying Financial Statements).

On May 30, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 350,177 shares based on a conversion price of $0.057114 per share (See Note 6 to the Accompanying Financial Statements).

On June 9, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated August 19, 2013 with the original principal amount of $227,222 for 314,842 shares based on a conversion price of $0.0611 per share (See Note 6 to the Accompanying Financial Statements).

On June 10, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 executed by a note holder for 550,000 shares based on a conversion price of $0.062627 per share (See Note 6 to the Accompanying Financial Statements).

On June 10, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for 162,338 shares based on a conversion price of $0.0616 per share (See Note 6 to the Accompanying Financial Statements).

On June 16, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 469,366 shares based on a conversion price of $0.063916 per share (See Note 6 to the Accompanying Financial Statements).

On June 17, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 635,930 shares based on a conversion price of $0.0629 per share (See Note 6 to the Accompanying Financial Statements).

On June 19, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 818,331 shares based on a conversion price of $0.0611 per share (See Note 6 to the Accompanying Financial Statements).

On June 23, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 725,000 shares based on a conversion price of $0.06 per share (See Note 6 to the Accompanying Financial Statements).

On June 30, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated December 11, 2013 with the original principal amount of $153,500 for 465,954 shares based on a conversion price of $0.0561 per share (See Note 6 to the Accompanying Financial StatementsSee Note 6).

On July 14, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 1,105,481 shares based on a conversion price of $0.054275 per share (See Note 6 to the Accompanying Financial Statements).

On July 16, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 1,092,399 shares based on a conversion price of $0.054925 per share (See Note 6 to the Accompanying Financial Statements).

On July 1, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 549,451 shares based on a conversion price of $0.0546 per share (See Note 6 to the Accompanying Financial Statements).

On August 1, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 673,446 shares based on a conversion price of $0.089094 per share (See Note 6 to the Accompanying Financial Statements).

On August 4, 2014, the Company entered into a conversion agreement with Tonaquint, Inc. relating to a convertible promissory note dated October 7, 2013 with the original principal amount of $282,778 for 881,419 shares based on a conversion price of $0.089094 per share (See Note 6 to the Accompanying Financial Statements).

On July 3, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 for 600,000 shares based on a conversion price of $0.058823 per share (See Note 6 to the Accompanying Financial Statements).

On July 22, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated December 9, 2013 with the original principal amount of $100,000 for 953,405 shares based on a conversion price of $0.057983 per share (See Note 6 to the Accompanying Financial Statements).

On July 11, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for 169,463 shares based on a conversion price of $0.0590 per share (See Note 6 to the Accompanying Financial Statements).

On July 15, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated December 6, 2013 with the original principal amount of $25,000 for 178,360 shares based on a conversion price of $0.0590 per share (See Note 6 to the Accompanying Financial Statements).

On August 5, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 1,399,619 shares based on a conversion price of $0.08931 per share (See Note 6 to the Accompanying Financial Statements).

On September 12, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 307,692 shares based on a conversion price of $0.0975 per share (See Note 6 to the Accompanying Financial Statements).

On September 23, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 357,782 shares based on a conversion price of $0.08385 per share (See Note 6 to the Accompanying Financial Statements).

On August 25, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated February 20, 2014 with the original principal amount of $50,000 for 350,000 shares based on a conversion price of $0.102550 per share (See Note 6 to the Accompanying Financial Statements).

On September 9, 2014, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated February 20, 2014 with the original principal amount of $50,000 for 260,744 shares based on a conversion price of $0.102083 per share (See Note 6 to the Accompanying Financial Statements).

On July 30, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated January 28, 2014 with the original principal amount of $25,000 for 505,297 shares based on a conversion price of $0.0604 per share (See Note 6 to the Accompanying Financial Statements).

On September 15, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 307,692 shares based on a conversion price of $0.0975 per share (See Note 6 to the Accompanying Financial Statements).

On September 16, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 344,296 shares based on a conversion price of $0.0973 per share (See Note 6 to the Accompanying Financial Statements).

On September 22, 2014, the Company entered into a conversion agreement with Asher Enterprises, Inc. relating to a convertible promissory note dated March 7, 2014 with the original principal amount of $103,500 for 526,103 shares based on a conversion price of $0.0839 per share (See Note 6 to the Accompanying Financial Statements).

On October 9, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated January 28, 2014 with the original principal amount of $25,000 for 150,000 shares based on a conversion price of $0.0666 per share (See Note 6 to the Accompanying Financial Statements).

On October 9, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 483,668 shares based on a conversion price of $0.0620 per share (See Note 6 to the Accompanying Financial Statements).

On October 16, 2014, the Company entered into a conversion agreement with KC Gamma Opportunity Fund LLP relating to a convertible promissory note dated October 2, 2013 with the original principal amount of $110,000 for 1,386,667 shares based on a conversion price of $0.0825 per share (See Note 6 to the Accompanying Financial Statements).

On October 22, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 484,974 shares based on a conversion price of $0.0619 per share (See Note 6 to the Accompanying Financial Statements).

On October 23, 2014, the Company entered into a conversion agreement with KBM Worldwide relating to a convertible promissory note dated April 17, 2014 with the original principal amount of $78,500 for 354,267 shares based on a conversion price of $0.0621 per share (See Note 6 to the Accompanying Financial Statements).

On October 27, 2014, the Company entered into a conversion agreement with KBM Worldwide relating to a convertible promissory note dated April 17, 2014 with the original principal amount of $78,500 for 960,386 shares based on a conversion price of $0.0621 per share (See Note 6 to the Accompanying Financial Statements).

On October 31, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 520,336 shares based on a conversion price of $0.0577 per share (See Note 6 to the Accompanying Financial Statements).

On November 10, 2014, the Company entered into a conversion agreement with LG Capital relating to a convertible promissory note dated May 1, 2014 with the original principal amount of $105,000 for 541,435 shares based on a conversion price of $0.0577 per share (See Note 6 to the Accompanying Financial Statements).

On November 11, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated December 30, 2013 with the original principal amount of $282,778 for 834,371 shares based on a conversion price of $0.0577 per share (See Note 6 to the Accompanying Financial Statements).

On November 18, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 17,056 shares based on a conversion price of $0.0586 per share (See Note 6 to the Accompanying Financial Statements).

On November 10, 2014, the Company entered into a conversion agreement with LG Capital relating to a convertible promissory note dated May 1, 2014 with the original principal amount of $105,000 for 631,580 shares based on a conversion price of $0.0578 per share (See Note 6 to the Accompanying Financial Statements).

On November 21, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 173,055 shares based on a conversion price of $0.0578 per share (See Note 6 to the Accompanying Financial Statements).

On November 24, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 138,444 shares based on a conversion price of $0.0578 per share (See Note 6 to the Accompanying Financial Statements).

On December 1, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014 with the original principal amount of $282,778 for 583,987 shares based on a conversion price of $0.0514per share (See Note 6 to the Accompanying Financial Statements).

On December 1, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 144,956 shares based on a conversion price of $0.0517 per share (See Note 6 to the Accompanying Financial Statements).

On December 2, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 179,122 shares based on a conversion price of $0.0502 per share (See Note 6 to the Accompanying Financial Statements).

On December 4, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 156,733 shares based on a conversion price of $0.0479 per share (See Note 6 to the Accompanying Financial Statements).

On December 9, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 161,943 shares based on a conversion price of $0.0432 per share (See Note 6 to the Accompanying Financial Statements).

On December 10, 2014, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated January 28, 2014 with the original principal amount of $25,000 for 225,000 shares based on a conversion price of $0.0450 per share (See Note 6 to the Accompanying Financial Statements).

On December 1, 2014, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014 with the original principal amount of $282,778 for 732,601 shares based on a conversion price of $0.0409 per share (See Note 6 to the Accompanying Financial Statements).

On December 11, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 332,226 shares based on a conversion price of $0.0391 per share (See Note 6 to the Accompanying Financial Statements).

On December 11, 2014, the Company entered into a conversion agreement with LG Capital relating to a convertible promissory note dated May 1, 2014 with the original principal amount of $105,000 for 535,314 shares based on a conversion price of $0.0391 per share (See Note 6 to the Accompanying Financial Statements).

On December 15, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 191,669 shares based on a conversion price of $0.0391 per share (See Note 6 to the Accompanying Financial Statements).

On December 16, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 194,040 shares based on a conversion price of $0.0361 per share (See Note 6 to the Accompanying Financial Statements).

On December 18, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 234,046 shares based on a conversion price of $0.0320 per share (See Note 6 to the Accompanying Financial Statements).

On December 19, 2014, the Company entered into a conversion agreement with LG Capital relating to a convertible promissory note dated May 1, 2014 with the original principal amount of $105,000 for 654,764 shares based on a conversion price of $0.0320 per share (See Note 6 to the Accompanying Financial Statements).

On December 22, 2014, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated May 12, 2014 with the original principal amount of $105,000 for 774,536 shares based on a conversion price of $0.0258 per share (See Note 6 to the Accompanying Financial Statements).

On December 26, 2014, the Company entered into a conversion agreement with LG Capital relating to a convertible promissory note dated November 21, 2014 with the original principal amount of $105,000 for 1,100,592 shares based on a conversion price of $0.0320 per share (See Note 6 to the Accompanying Financial Statements).

Compensation-based Issuances

On November 16, 2014, the Company issued 1,000,000 shares of common stock for services having a value of $90,000 ($0.09/share).

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

On April 24, 2014 the Company issued 200,000 shares of common stock having a fair value of $31,000 ($0.1099/share) in exchange for consulting services.

On April 25, 2014, the Company issued 50,000 shares of common stock for services having a fair value of $5,500 ($0.11/share).

On August 18, 2014 the Company issued 200,000 shares of common stock having a fair value of $31,875 ($0.16/share) in exchange for consulting services.

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

On January 15, 2013, the Company entered into an agreement for legal services pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock corresponding to the preparation, filing costs and fees of each provisional and regular patent application.  Through March 31, 2015, a total of 44 applications have been filed.  In connection with this agreement:

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

For the year ended December 31,2013, the Company issued 400,000 shares of common stock for services having a fair value of $94,000 ($0.23 - $.37/share).

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

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 Company from the previous owners.  Since that date and through 2014, we have conducted financings to raise initial start-up money for the building of our internet search engine and social networking website and to start our operations.  In 2011, the Company shifted the focus of its business operations from their social networking website to the marketing of the Max Sound HD Audio Technology.

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

	For the Years Ended,
	December 31, 2014	December 31, 2013

Revenue	$2,491	$2,498

Operating Expenses
General and administrative	3,090,128	3,215,834
Endorsement fees	—	480,000
Consulting	505,597	636,718
Professional fees	1,025,241	916,873
Compensation	1,004,800	1,116,300
Total Operating Expenses	5,625,766	6,365,725

Loss from Operations	(5,623,275)	(6,363,227)

Other Income / (Expense)
Other income	101,820	6,905
Gain on sale of intellectual property		220,000
Gain (Loss) on extinguishment of debt	(18,596)	—
Interest expense	(292,835)	(147,500)
Derivative Expense	(327,964)	(442,412)
Amortization of debt offering costs	(168,053)	(395,194)
Loss on conversions	(183,907)	(46,093)
Amortization of debt discount	(3,070,714)	(2,638,504)
Change in fair value of embedded derivative liability	(280,405)	1,001,138
Total Other Income / (Expense)	(4,240,654)	(2,441,660)

Provision for Income Taxes	—	—

Net Loss	$(9,863,929)	$(8,804,887)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding
during the year Basic and Diluted	341,970,037	314,486,670

For the Fiscal Year Ended December 31, 2014 and for the Fiscal Year Ended December 31, 2013

General and Administrative Expenses: Our general and administrative expenses for the years ended December 31, 2014 and 2013, were $3,090,128 and $3,215,834, respectively. The decrease of $125,706 or approximately 4%, was a result of our decreased advertising and promotional expenses, which include the cost of public relations and product promotion activities

Consulting Fees:  Our consulting fees for the years ended December 31, 2014 and 2013, were $505,597 and $636,718, respectively. The decrease of $131,121 or approximately (21%) was a result of a decrease in expenses associated with the additional consulting, promotional and marketing services related to our social networking website during 2013.

Professional Fees: Our professional fees for the years ended December 31, 2014 and 2013, were $1,025,241 and $916,873, respectively. The increase of $108,368, or approximately 12%, was a result of an increase in the expenses associated with the preparation of our financial statements and regulatory filings required for publicly traded companies.

Compensation: Our compensation expenses for the years ended December 31, 2014 and 2013, were $1,004,800 and $1,116,300, respectively. The decrease of $111,500, or approximately 10%, was a result of our increased stock based compensation and additional employee salaries during 2013.

Net Loss: Our net loss for the year ended December 31, 2014, was $9,863,929, compared to $8,804,887 for the year ended December 31, 2013. The increase in net loss was the result of the expensing in stock based compensation, an increase in expenses associated with the promotion and marketing of the Max Sound HD Audio Technology, increased professional fees and salaries.

Liquidity and Capital Resources

Revenues for the fiscal years ended December 31, 2014, and 2013, were $2,491 and $2,498, respectively. We have an accumulated deficit of $37,136,982 for the period from December 9, 2005 (inception) to December 31, 2014, and have negative cash flow from operations of $2,956,189 for the year ended December 31, 2014.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2014, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities in the fiscal years ended December 31, 2014 and 2013.

Private Financings

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

On November 4, 2014, the Company entered into an agreement with LG Capital Funding, LLC to issue up to $220,000 in convertible notes.    Note matures on May 1, 2015 and bears an interest rate of 8%.  The Company received $220,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note.    Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.

On December 11, 2014, the Company entered into an agreement with EMA Financial, LLC to issue up to $105,500 in convertible notes.    Note matures on December 10, 2015 and bears an interest rate of 8%.  The Company received $100,000 proceeds, less finder’s fees of $5,000.    Convertible note is convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date;

On November 6, 2014, the Company entered into an agreement with KBM Worldwide, Inc. to issue up to $254,000 in a convertible note. The note matures on August 10, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On December 18, 2014, the Company entered into an agreement with JDF Capital Inc. to issue up to $106,000 in a convertible note. The note matures on June 18, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

As of December 31, 2013, the note remains outstanding and is currently in default. On February 1, 2014, the Company reissued the note for $150,000 to the investor to cover the $120,000 outstanding on the note, plus $30,000 for services rendered by the holder.  The new note becomes due on July 31, 2014.

During the year ended December 31, 2013, the Company issued convertible notes totaling $3,843,221.

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

In 2014, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $153,000 of which it has repaid $35,000.  As of December 31, 2014, the balance including accrued interest on the line of credit is $268,227.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company's primary focus over the next three to five years will be centered on the marketing and implementation of their technology in order to take advantage of the current trends in the marketplace for users of their technology.  In particular, the Company expects that expenses will increase significantly from year to year over the next five years, at which time in year six and beyond the year-to-year change will be a minimal increase.  In addition, the Company expects minimal revenue over the next two years, while in year three to six the Company expects to realize significant year to year increases in revenue, at which time in year seven and beyond the year to year change will be a minimal increase.

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

Subsequent Events

Through the filing of these financial statements, the Company converted a total of approximately $821,316 in convertible debt comprised of principal and accrued interest into approximately 31,381,442 common shares.

On November 10, 2014 the Company amended its Certificate of Incorporation filed on September 20, 2010 with the Secretary of State of Delaware by majority shareholder consent and unanimous consent of the Board of Directors to increase the authorized shares of common stock of the Company by 50,000,000 shares of common stock with an adjusted par value of $.00001 per share.

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $.0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors.

On December 24, 2014, the Company entered into an agreement whereby the Company will issue up to 225,750 in a convertible note. The note matures on December 24, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $210,000 of proceeds less $10,750 in debt issue costs on and $5,000 in legal costs on January 5, 2015.

On January 21, 2015, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note. The note matures on January 21, 2016 and bears an interest charge of 10. The conversion price equals the “Variable Conversion Price”, which is 70% of the lowest three trading prices for the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $50,000 on January 21, 2015.

On February 27, 2015, the Company entered into an agreement whereby the Company will issue up to $115,500 in a convertible note. The note matures on February 27, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds, after $10,500 in debt issue costs on and $5,000 in legal costs on March 3, 2015.

On May 12, 2014, the Company entered into an agreement whereby the Company will issue up to $105,000 in a convertible note. The note matures on May 12, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest daily prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $95,000 of proceeds less $10,000 in debt issue costs on January 12, 2015.

In January 2015, the Company repaid $40,000 in principal to the principal stockholder and received $25,000 in principal from the principle stockholder related to the line of credit.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement.

On February 18, 2015, the Company issued an additional 700,000 shares of a stock to a consultant in connection with the Agreement entered into in September 2014.

March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and $5,000 per month. The agreement will continue until June 17, 2015.

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $.0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2014 AND AS OF DECEMBER 31, 2013.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Max Sound Corporation

We have audited the accompanying balance sheets of Max Sound Corporation as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Max Sound Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Sound Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses including a net loss of $9,863,929 for the year ended December 31, 2014, has an accumulated deficit of $37,136,982 as of December 31, 2014, and has a negative cash flow from operations of $2,956,189 for the year ended December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.

Alan R. Swift, CPA, P.A.

Certified Public Accountants and Consultants

Palm Beach Gardens, Florida

April 01, 2015

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410

PHONE: (561) 656-0818  FAX (561) 658-0245

www.aswiftcpa.com

Max Sound Corporation
Balance Sheets

ASSETS

	December 31, 2014	December 31, 2013

Current Assets
Cash	$35,747	$166,778
Inventory	38,071	38,071
Prepaid expenses	30,207	65,069
Debt offering costs - net	27,456	58,009
Total Current Assets	131,481	327,927

Property and equipment, net	188,896	255,317

Other Assets
Security deposit	413	413
Intangible assets	17,850,595	16,803,954
Total Other Assets	17,851,008	16,804,367

Total Assets	$18,171,385	$17,387,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$656,308	$206,458
Accrued expenses	116,903	94,973
Line of credit - related party	268,227	140,000
Derivative liabilities	3,234,792	1,885,770
Convertible note payable, net of debt discount of $1,691,065 and $1,562,390, respectively	1,337,353	956,356
Total Current Liabilities	5,613,583	3,283,557

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—
Common stock, $0.00001 par value; 450,000,000 shares authorized,
373,442,040 and 309,543,698 shares issued and outstanding, respectively	37,645	31,255
Additional paid-in capital	50,176,714	41,915,852

Deferred compensation	—	(50,000)
Treasury stock	(519,575)	(520,000)
Accumulated deficit	(37,136,982)	(27,273,053)
Total Stockholders' Equity	12,557,802	14,104,054

Total Liabilities and Stockholders' Equity	$18,171,385	$17,387,611

See accompanying notes to financial statements.

Max Sound Corporation
Statements of Operations

	For the Years Ended,
	December 31, 2014	December 31, 2013

Revenue	$2,491	$2,498

Operating Expenses
General and administrative	3,090,128	3,215,834
Endorsement fees	—	480,000
Consulting	505,597	636,718
Professional fees	1,025,241	916,873
Compensation	1,004,800	1,116,300
Total Operating Expenses	5,625,766	6,365,725

Loss from Operations	(5,623,275)	(6,363,227)

Other Income / (Expense)

Other income	101,820	6,905
Gain on sale of intellectual property	—	220,000
Gain (Loss) on extinguishment of debt	(18,596)	—
Interest expense	(292,835)	(147,500)
Derivative Expense	(327,964)	(442,412)
Amortization of debt offering costs	(168,053)	(395,194)
Loss on conversions	(183,907)	(46,093)
Amortization of debt discount	(3,070,714)	(2,638,504)
Change in fair value of embedded derivative liability	(280,405)	1,001,138
Total Other Income / (Expense)	(4,240,654)	(2,441,660)

Provision for Income Taxes	—	—

Net Income (Loss)	$(9,863,929)	$(8,804,887)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding
during the year Basic and Diluted	341,970,037	314,486,670

See accompanying notes to financial statements.

Max Sound Corporation

Statement of Changes in Stockholder’s Equity

Years ended December 31, 2014 and 2013

	Series A
	Preferred Stock	Preferred stock	Preferred stock	Preferred stock	Common Stock	Common Stock	Additional		Total
							paid-in	Accumulated	Subscription	Deferred	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Equity

Balance, December 31, 2012	—	$—	—	$—	287,366,648	$28,737	$35,243,005	$(18,468,166)	$—	$(605,000)	$—	$16,198,576

Convertible debt and accrued interest conversion into common stock					19,146,156	1,915	2,734,461	—	—	—	—	2,736,376

Shares issued as a finders fee	—	—	—	—	94,964	9	20,545	—	—	—	—	20,554

Exercise of stock warrants	—	—	—	—	540,901	54	43,026	—	—	—	—	43,080

Common stock issued for services ($0.19 - $0.37/sh)					6,145,029	615	1,512,698	—	—	(60,000)	—	1,453,313

Return of shares	—	—	—	—	(750,000)	(75)	75	—	—	—	—	—

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	2,162,726	—	—	—	—	2,162,726

Warrants issued for services	—	—	—	—	—	—	84,028	—	—	—	—	84,028

Stock opitons issued for services	—	—	—	—	—	—	115,288	—	—	—	—	115,288

Defered compensation realized	—	—	—	—	—	—	—	—	—	615,000	—	615,000

Repurchased shares	—	—	—	—	(3,000,000)	—	—	—	—	—	(520,000)	(520,000)

Net loss for the year ended December 31, 2013	—	—	—	—	—	—	—	(8,804,887)	—	—	—	(8,804,887)

Balance December 31, 2013	—	—	—	—	309,543,698	31,255	41,915,852	(27,273,053)	—	(50,000)	(520,000)	14,104,054

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	48,998,342	4,900	3,416,119	—	—	—	—	3,421,019

Common stock issued for services ($0.09 - $0.37/sh)	—	—	—	—	3,150,000	315	677,715	—	—	—	—	678,030

Return of shares	—	—	—	—	(4,250,000)	(425)		—	—	—	425	—

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	2,355,376	—	—	—	—	2,355,376

Defered compensation realized	—	—	—	—	—	—	—	—	—	50,000	—	50,000

Stock options issued for services	—	—	—	—	—	—	190,656	—	—	—		190,656

Loss on debt extinguishment	—	—	—	—	—	—	18,596	—	—	—	—	18,596

Common stock issued in exchange for assets ($0.10 - $0.12/sh)	—	—	—	—	15,000,000	1,500	1,512,500	—	—	—	—	1,514,000

Common stock issued to settle payables	—	—	—	—	1,000,000	100	89,900	—	—	—	—	90,000

Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	(9,863,929)	—	—	—	(9,863,929)

Balance, December 31, 2014	—	$—	—	$—	373,442,040	$37,645	$50,176,714	$(37,136,982)	$—	$—	$(519,575)	$12,557,802

See accompanying notes to financial statements.

Max Sound Corporation
Statements of Cash Flows

	For the Years Ended,
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(9,863,929)	$(8,804,887)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	83,423	82,211
Stock and stock options issued for services	868,686	1,568,601
Warrants issued for services	—	84,028

Gain on settlement of accounts payable through issuance of common stock	(64,320)	—
Loss on debt conversion settled through the issuance of stock	183,907	46,093
Amortization of intangible assets	1,017,359	343,898
Amortization of stock based compensation	50,000	615,000
Amortization of original issue discount	178,424	148,936
Amortization of debt offering costs	88,053	210,257
Amortization of debt discount	2,892,289	2,594,504
Change in fair value of derivative liability	280,405	(1,001,138)
Loss on debt extinguishment	18,596	—
Derivative Expense	327,964	442,412
Warrants issued for services treated as derivative liabilities	11,973	43,809
Gain on sale of intellectual property	—	(220,000)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	34,862	(13,515)
Increase/(Decrease) in inventory	—	(29,275)
Increase/(Decrease) accounts payable	647,710	173,672
Increase/(Decrease) in accrued expenses	288,409	147,287

Net Cash Used In Operating Activities	(2,956,189)	(3,568,107)

Cash Flows From Investing Activities:
Cash paid in connection with acquisition of assets and intellectual property	(550,000)	8,011
Purchase of property equipment	(17,002)	(10,003)
Net Cash Used In Investing Activities	(567,002)	(1,992)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	153,000	318,000
Repayment from stockholder loans / lines of credit	(35,000)	(178,000)
Repayment of convertible note	(28,340)	—
Proceeds from issuance of convertible note, less offering costs and OID costs paid	3,302,500	3,418,499
Proceeds from warrants exercised	—	43,080
Net Cash Provided by Financing Activities	3,392,160	3,601,579

Net Decrease in Cash	(131,031)	31,480

Cash at Beginning of Period	166,778	135,298

Cash at End of Period	$35,747	$166,778

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with assets and intellectual property	$1,514,000	$—
Shares issued in conversion of convertible debt and accrued interest	$3,236,092	$2,684,915
Shares issued for accrued interest	$1,020	$5,368
Reclassification of derivative liability to additional paid in capital	$2,355,376	$2,162,726
Reclassification of accounts payable and penalties to convertible note	$76,094	$—
Stock issued for future services (Deferred Compensation)	$—	$60,000
Shares issued for direct offering costs	$—	$20,554
Accrued interest reclassified to principal	$255,232	$(113,386)
Shares purchased in connection with sale of intellectual property	$—	$(300,000)
Return of shares related to cancelled contract	$425	$—
Settlement of accounts payable through issuance of common stock	$90,000
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$3,084,057	$3,397,127

See accompanying notes to financial statements.

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

NOTES

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(E) Research and Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350, Intangibles - Goodwill & Other (“ASC Topic 350”). Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years. Expenses subsequent to the launch have been expensed as website development expenses.

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2014 and 2013.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $2,491 and $2,498 for the years ended December 31, 2014 and 2013, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $238,086 and $59,642 for the years ended December 31, 2014 and 2013, respectively.

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

(I) Identifiable Intangible Assets

As of December 31, 2014 and 2013, $7,500,275 of costs related to registering a trademark and acquiring technology rights (audio technology known as Max Audio Technology (MAXD) have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)). As of December 31, 2014 and 2013, $8,338,121 and $9,303,679, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014.

As of December 31, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through December 31, 2014, the Company recorded a liability and expensed $325,556 as royalty cost, related to the 20% fee, as of December 31, 2014, $30,000 has been paid . The remaining liability as of December 31, 2014, is $295,556 and is included in accounts payable.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of December 31, 2014, $392,200 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

In connection with funds raised through December 31, 2014, the Company recorded a liability and expensed $162,778 as royalty cost, related to the 10% fee, as of December 31, 2014, $25,000 has been paid . The remaining liability as of December 31, 2014, is $137,778 and is included in accounts payable.

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of EA Technology to Companies, Organizations and other qualified entities. Upon any closing, EA shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. In the event the Company sublicenses EA to other entities, profits shall be split evenly 50%/50%.

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the years ended December 31, 2014 and 2013, respectively.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.

The computation of basic and diluted loss per share for the nine months ended December 31, 2014 and 2013, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2014	December 31, 2013

Stock Warrants (Exercise price - $0.25 - $.50/share)	6,500,000	3,135,000
Stock Options (Exercise price - $0.10 - $.50/share)	15,566,652	12,700,000
Convertible Debt (Exercise price - $0.07 - $.0817/share)	81,673,783	16,893,930

Total	103,740,435	32,728,930

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

		2014		2013

Deferred tax liability:	$		$
Deferred tax asset
Stock options for services		511,951		447,128
Net Operating Loss Carry forward		5,394,804		3,602,723
Valuation allowance		(5,906,755)		(4,049,851)
Net deferred tax asset		—		—
Net deferred tax liability		$—		$—

The provision for income taxes has been computed as follows:

	2014	2013
Expected income tax recovery (expense) at the statuary rate of 34%	$3,353,736	$3,000,765
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(19,120)	(5,523)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(5,035,628)	(1,194,355)
41

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

Utilization of non-capital tax losses to offset current taxable income	-	-
Change in valuation allowance	(1,635,122)	(1,800,887)

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2034.

The net change in the valuation allowance for the year ended December 31, 2014 and 2013 was an increase of $1,635,122 and $1,800,887, respectively.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2011, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2011.

(M) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(N) Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The FASB also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required, starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected early application of this ASU and implemented the changes in their financial statement for the year ended December 31, 2014.

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

NOTE 2           GOING CONCERN

As reflected in the accompanying audited financial statements, the Company had a net loss of $9,863,929 for the year ended December 31, 2014, and an accumulated deficit of $37,136, 982 as of December 31, 2014, and has negative cashflow from operations of $2,956,189 as of and for the year ended December 31, 2014.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through January 31, 2015 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT

Debt consists of the following:

	As of	As of
	December 31, 2014	December 31, 2013

Line of credit - related party	$268,227	$140,000

Convertible debt	3,028,418	2,518,746
Less: debt discount	(1,691,065)	(1,562,390)
Convertible debt - net	1,337,353	956,356

Total current debt	$1,605,580	$1,096,356

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity

Balance - December 31, 2012	$—
Borrowings during the year ended December 31, 2013	318,000	4%	September 26, 2015
Repayments	(178,000)
Balance - December 31, 2013	140,000
Borrowings during the year ended December 31, 2014	153,000	4%	September 26, 2015
Interest accrual	10,227
Repayments	(35,000)
Balance - December 31, 2014	$268,227

(B) Convertible Debt

During the years ended December 31, 2014 and 2013, the Company issued convertible notes totaling $3,475,334 and $3,843,221, respectively. The Convertible notes issued in the year ended December 31, 2014 and, 2013, consist of the following terms:

		Year ended	Year ended
		December 31, 2014	December 31, 2013
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		2.5% - 10%	4% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - June 18, 2016	October 24, 2013 - December 29, 2014

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$—	$100,000
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	689,500	501,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	747,500	—
Conversion terms 4	70% of the “Market Price”, which is lower of the average closing bid price for the common stock during the ten (10) trading day period	—	183,333
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	50,000
Conversion terms 6	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	250,000	498,500
Conversion terms 7	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	125,000	125,000
Conversion terms 8	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	50,000	150,000
Conversion terms 9	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	848,334	2,234,888
Conversion terms 10	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing priceds during the ten (10) trading day period.	765,000	—

		$3,475,334	$3,843,221

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

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,907.

During the year ended December 31, 2013, the Company converted debt and accrued interest, totaling $2,736,376 into 19,146,156 shares of common stock.

Convertible debt consisted of the following activity and terms:

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

Convertible Debt Balance as of December 31, 2012	1,247,052	0% - 10%

Borrowings during the year ended December 31, 2013	3,843,221	2.5% - 10%	October 24, 2013 - December 29, 2014

Non-Cash Reclassification of accrued interest converted	113,386

Conversion of debt to into 19,146,156 shares of common stock with a valuation of $2,736,376 ($0.09 - $0.27/share) including the accrued interest of $113,386	(2,684,915)

Convertible Debt Balance as of December 31, 2013	2,518,744	2.5% - 10%	February 2, 2014 - December 29, 2014

Borrowings during the year ended December 31, 2014	3,475,334	2.5% - 10%	February 26, 2015 - June 18, 2016

Non-Cash Reclassification of accounts payable to debt and addition of penalties	76,094

Non-Cash Reclassification of accrued interest converted	255,232

Repayments	(28,340)

Conversion of debt to into 48,998,342 shares of common stock with a valuation of $3,421,019 ($0.09 - $0.27/share) including the accrued interest of $255,232 and penalties/loss on conversions of $183,911	(3,268,646)

Convertible Debt Balance as of December 31, 2014	3,028,418	4% - 10%	February 26, 2015 - June 18, 2016

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

During the three months ended June 30, 2014, the Company negotiated a further extension of the note through July 31, 2014. During the year ended December 31, 2014, the Company repaid $28,340 and reclassified $13,540 of accounts payable owed to the note holder to be included in the principal balance of the note. As of December 31, 2014, the principal balance of the note including accrued interest totaled $145,149 of which the principal balance of $135,200 is included as a component of convertible debt. The note is currently in default.

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

(B) Debt Issue Costs

During the year ended December 31, 2014, the Company paid debt issue costs totaling $57,500.

During the year ended December 31, 2013, the Company paid debt issue costs totaling $180,388, which includes fees paid through the issuance of common stock in the amount of $20,554.

The following is a summary of the Company’s debt issue costs:

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Debt issue costs	$195,055	$268,266
Accumulated amortization of debt issue costs	(167,599)	(210,257)

Debt issue costs - net	$27,456	$58,009

During the years ended December 31, 2014 and 2013, the Company amortized $88,053 and $210,257 of debt issue costs, respectively.

(D	Debt Discount & Original Issue Discount

During the years ended December 31, 2014 and 2013, the Company recorded debt discounts and original issue discounts totaling $3,199,391 and $3,662,016, respectively.

The debt discount recorded in 2014 and 2013 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $3,070,714 and $2,743,440 during the year ended December 31, 2014 and 2013, respectively, to amortization of debt discount expense.

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Debt discount	$4,852,935	$4,703,861
Accumulated amortization of debt discount	(3,161,870)	(3,141,471)

Debt discount - Net	$1,691,065	$1,562,390

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2014 and 2013 and warrants issued in 2014 and 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2012	$1,166,286

Fair value at the commitment date for convertible instruments	3,839,539
Fair value at the commitment date for warrants issued	43,809
Change in fair value of embedded derivative liability for warrants issued	(4,384)
Change in fair value of embedded derivative liability for convertible instruments	(996,754)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,162,726)
Derivative Liability - December 31, 2013	1,885,770

Fair value at the commitment date for convertible instruments	3,412,020
Fair value at the commitment date for warrants issued	11,973
Change in fair value of embedded derivative liability for warrants issued	(41,470)
Change in fair value of embedded derivative liability for convertible instruments	321,875
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,355,376)
Derivative Liability - December 31, 2014	$3,234,792

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the year ended December 31, 2014.  The Company recorded a derivative expense for the year ended December 31, 2014 and 2013 of $327,964 and $442,412, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 140%
Expected term:	0.44 - 3 Years	0.16 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2014, and December 31, 2013, respectively, property and equipment is as follows:

	December 31, 2014	December 31, 2013

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	—
Office Equipment	71,652	56,897
Domain Name	1,500	1,500
Sign	628	628
Total	531,173	514,171
Less: accumulated depreciation and amortization	(342,277)	(258,854)
Property and Equipment, Net	$188,896	$255,317

Depreciation/amortization expense for the year ended December 31, 2014 totaled $83,423.

Depreciation/amortization expense for the year ended December 31, 2013 totaled $82,211.

NOTE 6          STOCKHOLDERS’ EQUITY

On November 10, 2014, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 50,000,000 shares of common stock, and changing the par value to $.00001 per share.

On March 4, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors created and authorized the issuance of Series A Convertible Preferred stock, with a par value of $0.00001 per share. The face amount of state value of each Preferred Share of stock is $0.96.

(A) Common Stock

During the year ended December 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	48,998,342	$3,421,019	$0.02715 - $0.14175
Services - rendered	3,150,000	678,030	$0.093 - $0.365
Acquisition of intangbiles	15,000,000	1,514,000	$0.0985 - $0.12
Return of shares	(4,250,000)	—	$0.00 - $0.00
Settlement of accounts payable	1,000,000	90,000	$0.09

Total shares issued	63,898,342	$5,703,049

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,911.

2. Services Rendered

During the year ended December 31, 2014, the Company issued 1,250,000 shares of common stock valued at $386,250 in connection with employment agreements entered into (See Note 9 (A).

On January 15, 2013, the Company entered into an agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of fully vested common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through December 31, 2014, a total of 44 applications have been filed.  In connection with this agreement:

During the year ended December 31, 2014, the Company issued 800,000 shares of fully vested common stock for services having a fair value of $131,500 ($0.11 - $0.168/share).

On March 17, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $9,300 ($0.09/share). (See note 7(B)).

On April 4, 2014, the Company entered into consulting services agreement. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 200,000 shares of fully vested common stock valued at $21,980 ($0.11/share). (See note 7(B)).

During the year ended December 31, 2014, the Company entered into a consulting services agreement related to marketing and the creation of Company awareness. In connection with this agreement, the consultant shall be paid $20,000 and was issued 200,000 fully vested shares of common stock valued at $31,000 ($0.16/share). (See note 7(B)).

On August 6, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 fully vested shares of common stock valued at $16,500 ($0.17/share). (See note 7(B)).

On September 23, 2014, the Company entered into service agreement for a period of two years with the Company’s transfer agent. In consideration for these services, during the year ended December 31, 2014, 300,000 shares of fully vested common stock valued at $49,500 ($0.17/share) were granted and expensed.

On September 10, 2014, the Company entered into an advisory board agreement. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share). (See note 7(B)).

On July 29, 2014, the Company entered into an investor relations agreement. In connection with this agreement, the Company is to issue 100,000 shares of common stock monthly and $5,500 in monthly fees. As of December 31, 2014, the agreement was terminated. In total, the consultant was issued 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share) and was paid $5,500. (See note 7(B)).

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

3. Acquisition of intangibles

During the nine months ended December 31, 2014, the Company issued 15,000,000 common shares in connection with license agreements entered into and intangibles acquired. See Note 1(I)

4. Return of Shares

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

5. Settlement of accounts payable

During the year ended December 31, 2014, the Company settled accounts payable totaling $154,320 through the issuance of $1,000,000 common shares with a valuation of $90,000. The Company recognize a gain on settlement of $64,320.

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	19,146,156	$2,736,376	$0.1215 - $0.1783
Services - rendered	6,145,029	1,453,313	$0.19 - $0.438
Cash and warrants	540,901	43,080	$0 - $0.10
Return of shares	(750,000)	—	0
Shares issued as finders fees	94,964	20,554	$0.19 - $0.23
Repurchased shares	(3,000,000)	520,000	$0.17

Total shares issued	22,177,050	$4,773,323

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

On January 15, 2013, the Company entered into an agreement for legal services, pursuant to which the Company will pay $2,000 and issue 50,000 shares of common stock for the preparation, filing costs and fees of each provisional and regular patent application.  Through December 31, 2014, a total of 44 applications have been filed.  In connection with this agreement:

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

Note to Financial Statements

As of December 31, 2014

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

On November 25, 2014, the Company issued 200,000 warrants for services rendered. The Company recognized compensation expense of $11,972 on the date of issuance with the offset being recorded to derivative liabilities since the Company applied the provisions of ASC No. 815, pertaining to the potential settlement in a variable amount of shares given the company’s shares are tainted.    The Company recorded the fair value of the warrants    based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions, dividend yield of zero, expected volatility of 128%; risk-free interest rates of 0.91%, expected life of three years. The warrants vested immediately.  The warrants expire in three years from the date of issuance and have an exercise price of $0.10 per share (See Note 9(B)).

During the year ended December 31, 2013, the Company issued 2,000,000 warrants in connection with the entry into certain convertible debenture agreements. Each warrant vests immediately and expire April 26, 2016 – December 29, 2016 with an exercise price of $0.40.

During the year ended December 31, 2014, the Company issued 750,000 warrants in connection with the entry into certain convertible debenture agreements. Each warrant vests immediately and expire February 26, 2017 – August 12, 2017 with an exercise price of $0.40.

The following tables summarize all warrant grants as of December 31, 2014, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	2,715,800	$0.36
Granted	200,000	0
Exercised
Cancelled/Forfeited	(500,000)	0.52
Balance, December 31, 2012	2,415,800	0.28	0.8
Granted	2,600,000	$0.41
Exercised	(620,800)	$0.07
Cancelled/Forfeited	(1,260,000)	$0.50
Balance, December 31, 2013	3,135,000	$0.38	2.2
Granted	950,000	$0.34
Exercised	—	$—
Cancelled/Forfeited	(335,000)	$0.10
Balance, December 31, 2014	3,750,000	$0.38	1.7

A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.90	$—
$0.25	200,000	200,000	0.44	$—
$0.40	2,850,000	2,850,000	1.73	$—
$0.45	500,000	500,000	1.00	$—

	3,750,000	3,750,000	1.7 years	$—

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

Expected dividends	0%
Expected volatility	140.30%
Expected term	3 Years
Risk free interest rate	0.37%

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

On July 7, 2014, as a benefit for the unsecured loans granted to the Company by the Company's Chief Financial Officer ("CFO"), the Company issued 2,866,520 options to buy common shares of the Company's stock at $0.10 per share, good for three years to the CFO. The Company recognized an expense of $190,656 for the year ended December 31, 2014. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends	0%
Expected volatility	137.82%
Expected term	3 Years
Risk free interest rate	1%

The following tables summarize all option grants as of December 31, 2014, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2010	—	$—	—
Granted	12,000,000	0.120
Exercised	—	—
Forfeited or Canceled	—	—
Outstanding - December 31, 2011	12,000,000	0.12	2.05
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2012	12,000,000	0.12	1.04
Granted	700,000	$0.500	3.00
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2013	12,700,000	0	2
Granted	2,866,652	$0.100	3.00
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2014	15,566,652	0.13	1.32
Exercisable - December 31, 2014	15,566,652

Per Detail Schedule	15,566,652
Difference	—

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

Note to Financial Statements

As of December 31, 2014

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).    The following assets were acquired in the transaction:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Goodwill at fair value, Opening Balance	$9,303,679	$9,655,588

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	—	—

Net assets acquired:
Current assets	—	—
Cash	—	8,011
Total net assets acquired	—	8,011

Amortization	(965,559)	(343,898)

Goodwill at fair value, Ending Balance	$8,338,121	$9,303,679

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the goodwill as of December 31, 2013.

For the year ended December 31, 2014 and 2013, the Company recorded $965,559 and $343,898, respectively, of amortization expense.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

For the year ended December 31, 2014 and year ended December 31, 2013, the employee received 375,000 and 500,000 shares with a fair value of $95,625 and $127,500, respectively.

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

On November 26, 2012, the Company executed an employment agreement with its VP of Music Distribution. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $7,000.    In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   For the year ended December 31, 2014 and year ended

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

December 31, 2013, the employee received 500,000 and 500,000 shares with a fair value of $182,500 and $133,750, respectively.

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.   The term of the agreement is for five years.   As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.   For the year ended December 31, 2014 and year ended December 31, 2013, the employee received 250,000 and 500,000 shares with a fair value of $62,500 and $125,000, respectively.

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

In September 2011, the Company entered into a five year advisory board consulting agreement with three persons to provide for consulting and business services.    In exchange for the services provided, the consultants received 100,000 shares of Company stock at $0.23 - 0.39 per share.    The terms of the agreements are for five years.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

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

On March 17, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $9,300 ($0.09/share). Two additional blocks of 100,000 common shares shall be granted shall certain benchmarks be accomplished during the first year.

On April 24, 2014, the Company entered into consulting services agreement. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 200,000 shares of fully vested common stock valued at $21,980 ($0.11/share).

During the year ended December 31, 2014, the Company entered into a consulting services agreement related to marketing and the creation of Company awareness. In connection with this agreement, the consultant shall be paid $20,000 and was issued 200,000 shares of fully vested common stock valued at $31,000 ($0.16/share).

On August 6, 2014, the Company entered into an advisory board agreement for a period of three years. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,500 ($0.17/share).

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

On September 23, 2014, the Company entered into service agreement for a period of two years with the Company’s transfer agent. In consideration for these services, during the year ended December 31, 2014, 300,000 shares of fully vested common stock valued at $49,500 ($0.17/share) were granted.

On September 10, 2014, the Company entered into an advisory board agreement. In consideration for these services, during the year ended December 31, 2014, the Consultant was granted 100,000 shares of fully vested common stock valued at $16,000 ($0.16/share).

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

(C) Research Agreement

On July 1, 2014, the Company entered into a research agreement with University of Florida for the service period to begin July 15, 2014 and ending no later than October 31, 2014. Subsequently on December 3, 2014, the Company modified the terms of the service period of the agreement to start on September 30,214 and ending no later than January 15, 2015. The fee for research services is fixed at $49,910 and will be paid in four monthly installments of $12,678. For the year ended December 31, 2014 the Company recorded a liability and expensed $12,678 as research and development cost, as of December 31, 2014, $0 has been paid. The remaining liability as of December 31, 2014, is $12,678 and is included in accounts payable.

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

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

employer were sold to the Company, Max Sound Corporation became a successor-in-interest to the plaintiff’s former employer. Plaintiff thus seeks unpaid wages and other compensation from each alleged successor-in-interest named in his complaint. This case will be vigorously prosecuted and has a good likelihood of success.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, which remains pending, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer PA and Buether Joe & Carpenter LLC to represent the Company in the suit on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.

Additionally, on December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also bring a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.

On September 8 and 9, 2014, respectively, the Company and VSL were granted preliminary injunctions by the District Court of Berlin, Germany, against the Chinese company Shenzhen KTC Technology Co. Ltd. and the French company Pact Informatique S.A. Both companies have been offering products at the International Consumer Electronics Trade Show 2014 in Berlin, which, according to the company’s claim and the Preliminary Injunctions issued by the Court, infringed the rights to a patent. This patent is the German part of the patent on optimized data transmission, owned by Vedanti, which is already asserted the United States infringement proceedings. The products in question are tablet computers and smart phones with Android OS and with the ability to encode videos in the format H.264. The injunctions were issued ex-parte and can be appealed by the Defendants. However, currently there are no indications that any prospective appeals will be interposed. The Company can still enforce claims for cost reimbursement with regard to these legal proceedings.

On December 2, 2014, the Company filed a patent infringement action against Google, Inc., Germany GmBH, Google Commerce Ltd. and YouTube LLC with the District Court of Mannheim, Germany. The asserted patent infringement concerns the same patent infringement asserted in the in the prior Germany Preliminary Injunctions described herein. The Complaint alleges that Google Inc. and it above-named subsidiaries are offering and selling products which can also decode and show videos, which have been encoded in a patent protected and proprietary way. The complaint also avers that YouTube LLC offers to German customers, which are encoded and transmitted in a manner claimed and protected by the patent. The Company mainly seeks a permanent injunction against the Defendants, damages and information regarding past infringements.

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting these action on a pure contingency fee basis.

On December 19, 2014, the Company announced that the San Diego County Superior Court has ruled in Max Sound's favor in a long running legal dispute with the former CEO Robert Steele of the now dissolved company Acoustic Control Sciences, LLC.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that are the subject of this dispute. This lawsuit will be vigorously defended and prosecuted. While this lawsuit is in its nacency, the Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of December 31, 2014 and December 31, 2013, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Max Sound Corporation

Note to Financial Statements

As of December 31, 2014

Intangible assets were comprised of the following at December 31, 2014 and December 31, 2013:

	Useful Life	December 31, 2014	December 31, 2013

Distribution rights	10 Years	9,647,577	$9,647,577	(2)
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000
Software	3 Years	—	—	(1)
Other	Indefinite	275	275
Intellectual property	5 Years	—	—
Intellectual property	Indefinite	—	—
Accumulated amortization		(1,361,257)	(343,898)

Net carrying value		17,850,595	$16,803,954

1)	During the year ended December 31, 2013, the Company entered into a settlement agreement with the seller of the software to reverse the original transaction which included the issuance of 3,000,000 shares of common stock in exchange for the software. The Company received back 3,000,000 shares of common stock which was recorded as treasury stock in exchange of returning the software to the seller. Upon the return of the shares, the Company recognized a gain of $220,000 based on the quoted trading price of the Company’s common stock, which was the best evidence of fair value.

2)	During the year ended December 31, 2013, the Company received $8,011 as a refund in cash from the seller of the distribution rights. The refund reduced the carrying value of the purchased intangible.

For the year ended December 31, 2014 and 2013, amortization expense related to the intangibles with finite lives totaled $1,017,359 and $343,898, respectively, and was included in general and administrative expenses in the statement of operations.

At December 31, 2014, future amortization of intangible assets is as follows:

Year ending December 31:
2015	$1,054,359
2016	1,054,359
2017	1,054,359
2018	1,054,359
2019	1,002,559
Thereafter	3,510,326
$8,730,321

NOTE 10        SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $821,316 in convertible debt comprised of principal and accrued interest into approximately 31,381,442 common shares.

On December 24, 2014, the Company entered into an agreement whereby the Company will issue up to $225,750 in a convertible note. The note matures on December 24, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $210,000 of proceeds less $10,750 in debt issue costs on and $5,000 in legal costs on January 5, 2015.

On January 21, 2015, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note. The note matures on January 21, 2016 and bears an interest charge of 10. The conversion price equals the “Variable Conversion Price”, which is 70% of the lowest three trading prices for the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $50,000 on January 21, 2015.

On February 27, 2015, the Company entered into an agreement whereby the Company will issue up to $115,500 in a convertible note. The note matures on February 27, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds after $10,500 in debt issue costs on and $5,000 in legal costs on March 5, 2015.

On May 12, 2014, the Company entered into an agreement whereby the Company will issue up to $105,000 in a convertible note. The note matures on May 12, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest daily prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $95,000 of proceeds after $10,000 in debt issue costs on March 12, 2015.

In January of 2015, the Company repaid $40,000 in principal to the principal stockholder and received $25,000 in principal from the principal stockholder related to the line of credit.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement.

On February 18, 2015, the Company issued an additional 700,000 shares of stock to a consultant in connection with the agreement entered into in September of 2014.

On March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and $5,000 per month. The agreement will continue until June 17, 2015.

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedings against Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videos being encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ undisclosed inability to perform the services that are the subject of this dispute. This lawsuit will be vigorously defended and prosecuted. While this lawsuit is in its infancy, the Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $.0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors.

On March 27, 2015, the Company, Hong Kong Opportunities LLC ("HKO") and John Blaisure entered into an amendment to the Securities Exchange Agreement ("Agreement") associated with the Company's Form 8K filing on March 4, 2015 (the, "Amendment").

In particular, the Amendment states that of the 120,000,000 shares of the Company's common stock, par value $0.0001 per share redeemed by the Company in exchange for the issuance of 5,000,000 shares of Series A Convertible Stock to HKO, HKO has requested and the Company and John Blaisure have agreed that 1,332,427 of such deliverable shares will be tendered to the Company by John Blaisure for redemption and no consideration. Pursuant to the Amendment, upon such delivery by John Blaisure, HKO shall be deemed to have satisfied the Company's conditions to closing the Agreement.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective age as of March 29, 2014, are as follows:

NAME	AGE	POSITION

Greg Halpern	56	Chairman, Chief Financial Officer
John Blaisure	56	President & Chief Executive Officer
Lloyd Trammel	61	Chief Technical Officer

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

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option Awards	All Other Compensation	Total
		($)	($)	Awards	($)	($)	($)
				($)
Greg Halpern,(1)	2014	288,000	0	0	0	0	288,000
CFO	2013	268,000	0	0	0	0	216,000

John Blaisure,	2014	216,000	0	0	0	0	216,000
CEO (2)	2013	198,000	0	0	994,141	0	1,192,141

Lloyd Trammel,	2014	162,000	0	0	-	0	162,000
CTO (3)	2013	148,500	0	0	115,288	0	263,788

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2014.

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

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2014 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 1, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On April 1, 2015, there were 285,044,350 issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Preferred Stock	Greg Halpern	5,000,000	(2)	33.4%

Common Stock	Greg Halpern	2,510,933		0.88%

Common Stock	John Blaisure	33,067,573	(3)	11.59%

Common Stock	Lloyd Trammell	19,000,000	(4)	6.66%

Common Stock	Total Shares owned by Directors and officers	57,067,573		52.53%

(1)	Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 2902A Colorado Avenue, Santa Monica, CA 90404.
(2)	Reference Event of Stock conversion from Common to Preferred Shares.
(3)	On January 17, 2011, we entered into an employment agreement with our CEO, John Blaisure. Pursuant to the employment agreement with Mr. Blaisure, we issued to Mr. Blaisure 12,000,000 immediately exercisable options to buy common stock of the Company at $.12 per share for an exercise period of three years from the date of the employment agreement. On June 14, 2013, the Company amended the terms of the options to extend the expiration date by two years.
(4)	On January 1, 2013, the Company issued options to purchase 700,000 shares of the Company’s common stock at $0.50 per share to Lloyd Trammel pursuant to an amended employment agreement dated December 31, 2012. The options are immediately exercisable for a period of three years.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On March 27, 2015, the Company, Hong Kong Opportunities LLC ("HKO") and John Blaisure entered into an amendment to the Securities Exchange Agreement ("Agreement") associated with the Company's Form 8K filing on March 4, 2015 (the, "Amendment").

In particular, the Amendment states that of the 120,000,000 shares of the Company's common stock, par value $0.00001 per share redeemed by the Company in exchange for the issuance of 5,000,000 shares of Series A Convertible Stock to HKO, HKO has requested and the Company and John Blaisure have agreed that 1,332,427 of such deliverable shares will be tendered to the Company by John Blaisure for redemption and no consideration. Pursuant to the Amendment, upon such delivery by John Blaisure, HKO shall be deemed to have satisfied the Company's conditions to closing the Agreement.

During the year ended December 31, 2014, the Company received $153,000 from Mr. Halpern.  The Company repaid $35,000 in principal to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand.

During the year ended December 31, 2013, the Company received $318,000 from Mr. Halpern.  The Company repaid $178,000 in principal in 2013 to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand.

On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2015.  Interest will accrue on each advance at an annual rate of 4%. As of December 31, 2014, the Company owed $268,227 in principal and accrued interest related to these loans and lines of credit.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $64,613, and $58,354, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2014 and 2013.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calender year 2014 associated with all prior Form10 filings are incorporated herein by reference.

3. Exhibits

1.1	Form of 8% Convertible Debenture Note dated October 29, 2014 in the amount of $110,000 entered into with LG Capital Funding, LLC.
1.2	Form of 8% Convertible Debenture Note dated October 29, 2014 in the amount of $110,000 entered into with LG Capital Funding, LLC.
1.3	Form of 8% Convertible Debenture Note dated December 24, 2014 in the amount of $225,000 entered into with Blue Citi.
1.4	Form of 8% Convertible Debenture Note dated December 11, 2014 in the amount of $105,500 entered into with EMA Financial, LLC.
1.5	Form of 8% Escrow Agreement dated November 5, 2014 in the amount of $105,000 entered into with Adar Bays, LLC.
1.6	Form of 8% Convertible Debenture Note dated October 29, 2014 in the amount of $105,000 entered into with LG Capital Funding, LLC.
1.7	Form of 8% Convertible Debenture Note dated November 5, 2014, in the amount of $254,000 entered into with LG Capital Funding, LLC.
1.8	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
1.9	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
2.1	Certification of the Principal Executive and Principal Financal Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 01, 2015

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	April 01, 2015
John Blaisure	(Principal Executive Officer)

/s/ Greg Halpern	Chief Financial Officer and Director	April 01, 2015
Greg Halpern	(Principal Financial Officer)