Form 10-K/A
period 2014-12-31
Max Sound Corp
filed 2015-04-01
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on April 1, 2015, solely to correct an omission of six of the filing’s XBRL Files, which were truncated during the filing process.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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