Form 10-K/A
period 2014-12-31
Max Sound Corp
filed 2015-04-02
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Max Sound Corporation is filing this second amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2014 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on April 1, 2015, solely to correct a software omission of the filing’s XBRL Files, which were truncated during the filing process.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 02, 2015

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	April 02, 2015
John Blaisure	(Principal Executive Officer)

/s/ Greg Halpern	Chief Financial Officer and Director	April 02, 2015
Greg Halpern	(Principal Financial Officer)