Form 10-Q
period 2015-03-31
Max Sound Corp
filed 2015-05-19
CIK 1353499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

(800) 327-6293

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

As of May 17, 2015, the registrant had  299,343,719 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended March 31, 2015

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2015 (UNAUDITED) AND AS OF DECEMBER 31, 2014 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTH ENDED MARCH 31, 2015 AND 2014 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED).

PAGES	5 - 27	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)

Current Assets
Cash	$21,897	$35,747
Inventory	8,796	38,071
Prepaid expenses	28,962	30,207
Debt offering costs - net	34,733	27,456
Total Current Assets	94,388	131,481

Property and equipment, net	172,445	188,896

Other Assets
Security deposit	413	413
Intangible assets	17,587,006	17,850,595
Total Other Assets	17,587,419	17,851,008

Total Assets	$17,854,252	$18,171,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$896,839	$656,308
Accrued expenses	161,741	116,903
Line of credit - related party	220,478	268,227
Derivative liabilities	3,171,244	3,234,792
Convertible note payable, net of debt discount of $1,578,944 and $1,691,065 respectively	1,417,871	1,337,353
Total Current Liabilities	5,868,173	5,613,583

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.00001 par value; 450,000,000 shares authorized,
284,188,822 and 373,442,040 shares issued and outstanding, respectively	2,841	3,733
Additional paid-in capital	51,613,168	50,209,989

Treasury stock	(519,575)	(519,575)
Accumulated deficit	(39,110,405)	(37,136,345)
Total Stockholders' Equity	11,986,079	12,557,802

Total Liabilities and Stockholders' Equity	$17,854,252	$18,171,385

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2015	March 31, 2014

Revenue	$—	$1,236

Operating Expenses
General and administrative	787,303	740,785
Consulting	69,837	133,812
Professional fees	117,624	277,474
Website development	5,000	22,881
Compensation	241,300	256,400
Total Operating Expenses	1,221,064	1,431,352

Loss from Operations	(1,221,064)	(1,430,116)

Other Income / (Expense)
Loss on inventory write off	(29,275)	—
Gain (Loss) on extinguishment of debt	—	(116,582)
Interest expense	(56,443)	(18,596)
Derivative Expense	(167,523)	—
Amortization of debt offering costs	(53,093)	(78,983)
Loss on conversions	—	(42,085)
Amortization of debt discount	(919,760)	(786,155)
Change in fair value of embedded derivative liability	473,735	(1,717,264)
Total Other Income / (Expense)	(752,359)	(2,759,665)

Provision for Income Taxes	—	—

Net Loss	$(1,973,423)	$(4,189,781)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	341,970,037	313,207,471

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(1,973,423)	$(4,189,781)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/amortization	19,208	26,464
Common Stock and stock options issued for services	32,731	198,425
Loss on debt conversion	—	42,085
Amortization of intangible assets	263,590-	241,389
Amortization of stock based compensation	—	18,750

Amortization of debt issuance costs	17,361	96,402
Amortization of debt discount	953,494	728,736
Change in fair value of derivative liability	(460,555)	1,717,264

Loss on debt extinguishment		18,596
Initial derivative expense	167,523	—
Changes in operating assets and liabilities:
Inventory	29,275	—
Prepaid expenses	1,245	50,799

Accounts payable	240,528	193,191
Cash overdraft		90,362
Accrued expenses	69,453	115,519
Net Cash Used In Operating Activities	(639,570)	(651,799)

Cash Flows From Investing Activities:
Cash paid in connection with acquisition of assets and intellectual property	—	—
Purchase of property equipment	(2,757)	(14,979)
Net Cash Used In Investing Activities	(2,757)	(14,979)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	25,000	50,000
Repayment from stockholder loans / lines of credit	(75,000)	(-)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	733,477	450,000
Cash paid on convertible notes	(55,000)

Net Cash Provided by Financing Activities	628,477	500,000

Net Increase (Decrease) in Cash	(13,850)	(166,778)

Cash at Beginning of Period	35,747	166,778

Cash at End of Period	$21,897	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,368,990	$937,978
Conversion of common to preferred stock	$1,200	$—

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2015 and 2014, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2015 and 2014.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0 and $1,236 for the years ended March 31, 2015 and 2014, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $0 and $4,805 for the years ended March 31, 2015 and 2014, respectively.

(I) Identifiable Intangible Assets

As of March 31, 2015 and December 312, 2014, $7,500,275 of costs related to registering a trademark and acquiring technology rights (audio technology known as Max Audio Technology (MAXD) have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)). As of March 31, 2015 and December 31, 2014, $8,096,731 and $8,338,121, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

As of March 31, 2015 and December 31, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

In connection with funds raised through March 31, 2015, the Company recorded a liability and expensed $484,056 as royalty cost, related to the 20% fee, as of March 31, 2015, $30,000 has been paid . The remaining liability as of March 31, 2015, is $454,556 and is included in accounts payable.

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

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of March 31, 2015, $392,200 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

In connection with funds raised through March 31, 2015, the Company recorded a liability and expensed $242,028 as royalty cost, related to the 10% fee, as of March 31, 2015, $40,000 has been paid . The remaining liability as of March 31, 2015, is $202,028 and is included in accounts payable.

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

(J) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three months ended March 31, 2015 and 2014, respectively.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2015	March 31, 2014

Stock Warrants (Exercise price - $0.25 - $.52/share)	6,500,000	3,385,000
Stock Options (Exercise price - $0.10 - $.50/share)	15,566,652	12,700,000
Convertible Debt (Exercise price - $0.07 - $.0817/share)	177,891,339	29,778,963
Series A Convertible Preferred Shares ($0.04/share)	5,000,000	—

Total	204,957,991	45,863,963

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

AS OF MARCH 31, 2015

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

AS OF MARCH 31, 2015

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

(V) Inventory

Inventory consists primarily of gift cards and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost and is recomputed after each inventory purchase or sale. Inventory is periodically reviewed for obsolescence or impairment. During the three months ended March 31, 2015 the Company wrote-off impaired inventory totaling $29,275.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 2           GOING CONCERN

As reflected in the accompanying audited financial statements, the Company had a net loss of $1,973,423 for the three months ended March 31, 2015, has an accumulated deficit of $39,110,405 as of March 31, 2015, and has negative cash flow from operations of $639,570 as of and for the three months ended March 31, 2015.

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 3           DEBT

Debt consists of the following:

	As of	As of
	March 31, 2015	December 31, 2014

Line of credit - related party	$220,478	$268,227

Convertible debt	2,996,815	3,028,418
Less: debt discount	(1,578,944)	(1,691,065)
Convertible debt - net	1,417,871	1,337,353

Total current debt	$1,638,349	$1,605,580

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2014	$268,227

Borrowings during the three months ended March 31, 2015	25,000	4%	September 26, 2015
Interest accrual	2,250
Repayments	(75,000)
Balance - March 31, 2015	$220,478	4%	September 26, 2015

(B) Convertible Debt

During the three months ended March 31, 2015 and year ended December 31, 2014, the Company issued convertible notes totaling $792,500 and $3,475,334, respectively. The Convertible notes issued for three months ended March 31, 2015 and year ended December 31, 2014, consist of the following terms:

		Three Months Ended	Year ended
		March 31, 2015	December 31, 2014
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		2.5% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - June 18, 2016	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	689,500	689,500
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	592,500	747,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	150,000	—
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	250,000
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	50,000	125,000
Conversion terms 6	70% of the lower of the average of the three (3) lowest trading prices for the fifteen (15) day trading period 1 day prior to conversion.	—	50,000
Conversion terms 7	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	848,334
Conversion terms 8	Convertible into $0.07/share. After six month from the date of this note, conversion price shall equal the lower of $0.07/share or the variable conversion price - 75% of the average three (3) lowest closing prices during the ten (10) trading day period.	—	765,000

		$792,500	$3,475,334

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

During the three months ended March 31, 2015, the Company converted debt and accrued interest, totaling $791,444 into 29,796,782 shares of common stock.

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,907.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2014	3,028,418	4% - 10%	February 26, 2015 - June 18, 2016

Borrowings during the three months ended March 31, 2015	792,500	8% - 10%

Non-Cash Reclassification of accrued interest converted	22,361

Repayments	(55,000)

Conversion of debt to into 29,796,782 shares of common stock with a valuation of $791,4448 ($0.02 - $0.039/share) including the accrued interest of $22,361	(791,444)

Convertible Debt Balance as of March 31, 2015	2,996,815	4% - 10%	February 26, 2015 - June 18, 2016

(C)	Debt Issue Costs

During the three months ended March 31, 2015, the Company paid debt issue costs totaling $26,938.

The following is a summary of the Company’s debt issue costs:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Debt issue costs	$221,693	$146,055
Accumulated amortization of debt issue costs	(184,960)	(118,529)

Debt issue costs - net	$34,733	$27,526

During the three months ended March 31, 2015 and 2014 the Company amortized $17,361 and $38,983 of debt issue costs, respectively.

(D)	Debt Discount & Original Issue Discount

During the three months ended March 31, 2015 and December 31, 2014, the Company recorded debt discounts and original issue discounts totaling $841,373 and $3,199,391, respectively.

The debt discount recorded in 2015 and 2014 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $953,494 and $728,736 during the three months ended March 31, 2015 and 2014, respectively, to amortization of debt discount expense.

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Debt discount	$2,532,438	$2,923,369
Accumulated amortization of debt discount	(953,494)	(1,712,320)

Debt discount - Net	$1,578,944	$1,211,049

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2015 and 2014 and warrants issued in 2015 and 2014. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2014	$3,234,792

Fair value at the commitment date for convertible instruments	974,533

Change in fair value of embedded derivative liability for convertible instruments	(460,555)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(577,526)
Derivative Liability - March 31, 2015	$3,171,244

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the three months ended March 31, 2015.  The Company recorded a derivative expense for the three months ended March 31, 2015 and 2014 of $167,523 and $0, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	133.33% - 149.37%	128.45% - 238.77%
Expected term:	0.97 - 2 Years	0.07 - 1.95 Years
Risk free interest rate:	0.01% - 1.16%	0.12% - 1.10%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 140%
Expected term:	0.44 - 3 Years	0.16 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2014, and December 31, 2013, respectively, property and equipment is as follows:

	March 31, 2015	December 31, 2014

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	2,247
Office Equipment	74,412	71,652
Domain Name	1,500	1,500
Sign	628	628
Total	533,933	531,173
Less: accumulated depreciation and amortization	(361,488)	(342,277)
Property and Equipment, Net	$172,445	$188,896

Depreciation/amortization expense for the three months ended March 31, 2015 totaled $19,208.

Depreciation/amortization expense for the three months ended March 31, 2014 totaled $26,464.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 6          STOCKHOLDERS' EQUITY

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

(A) Common Stock

During the three months ended March 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	29,796,782	$791,444	$0.02715 - $0.14175
Services - rendered	950,000	32,730	$0.028 - $0.063
Return of shares	(120,000,000)	(1,200)	$0.00001
Preferred stock issued in exchange of common stock	5,000,000	50	$0.00001
Total shares issued	(89,253,218)	$1,401,650

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the three months ended March 31, 2015, the Company converted debt and accrued interest, totaling $791,444 into 29,796,782 shares of common stock

2. Services Rendered

On February 28, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 700,000 shares of fully vested common stock.

During the year ended December 31, 2014, the Company issued 250,000 shares of common stock valued at $12,850 in connection with employment agreements entered into (See Note 9 (A).

2. Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $.0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the three months ended March 31, 2015, the Company recorded $30,000 as a dividend payable.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

During the year ended December 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	48,998,342	$3,421,019	$0.02715 - $0.14175
Services - rendered	3,150,000	678,030	$0.093 - $0.365
Acquisition of intangibles	15,000,000	1,514,000	$0.0985 - $0.12
Return of shares	(4,250,000)	—	$0.00 - $0.00
Settlement of accounts payable	1,000,000	90,000	$0.09

Total shares issued	63,898,342	$5,703,049

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

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

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

 (B) Stock Warrants

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

The following tables summarize all warrant grants as of March 31, 2015, and the related changes during these periods are presented below:

Balance, December 31, 2014	3,750,000	$0.38	1.7

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	—	$—
Balance, March 31, 2015	3,750,000	$0.38	1.4

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

A summary of all outstanding and exercisable warrants as of March 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.66	$—
$0.25	200,000	200,000	0.20	$—
$0.40	2,850,000	2,850,000	1.49	$—
$0.45	500,000	500,000	0.76	$—

	3,750,000	3,750,000	1.4 years	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.90	$—
$0.25	200,000	200,000	0.44	$—
$0.40	2,850,000	2,850,000	1.73	$—
$0.45	500,000	500,000	1.00	$—

	3,750,000	3,750,000	1.7 years	$—

(C) Stock Options

The following tables summarize all option grants as of March 31, 2015, and the related changes during these periods are presented below:

Outstanding - December 31, 2014	15,566,652	0.13	1.32
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - March 31, 2015	15,566,652	—	1.07
Exercisable - March 31, 2015	15,566,652

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

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

On November 15, 2012, the Company acquired the rights to an audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology and other assets having a value of $10,000,000 based upon recent market value ($0.404/share).    The following assets were acquired in the transaction:

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014

Intangible at fair value, Opening Balance	$9,303,679	$9,303,679

Consideration transferred at fair value:
Common stock - 24,752,475 Shares	—	—

Net assets acquired:
Current assets	—	—
Cash	—	—
Total net assets acquired	—	8,011

Amortization	(1,206,949)	(965,559)

Intangible at fair value, Ending Balance	$8,096,731	$8,338,121

During the year ended December 31, 2013, the Company received an additional $8,011 related to the acquisition which reduced the carrying value of the intangible asset as of December 31, 2013.  For the year ended December 31, 201, the Company recorded $965,559_ of amortization expense.

For the year ended December 31, 2014 and 2013, the Company recorded $965,559 and $343,898, respectively, of amortization expense.

For the three months ended March 31, 2015 and 2014, the Company recorded $241,390 and $241,389, respectively, of amortization expense.

(D) Share Exchange

For the three months ended March 31, 2015 and 2014, the Company recorded $241,390 and $241,389, respectively, of amortization expense.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 7         COMMITMENTS

(A) Employment Agreement

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

For the year ended December 31, 2014 and year ended December 31, 2013, the employee received 375,000 and 500,000 shares with a fair value of $95,625 and $127,500, respectively. For the three months ended March 31, 2015, the employee received 125,000 with a fair value of $7,875

On November 26, 2012, the Company executed an employment agreement with its VP of Music Entertainment. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $8,000.   In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.   In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   For the three months ended March 31, 2014 and year ended December 31, 2013, the employee received 125,000 and 500,000 shares with a fair value of $45,625 and $133,750, respectively. As of February 3, 2014, the employee was terminated with no additional compensation owed.

On November 26, 2012, the Company executed an employment agreement with its VP of Music Distribution. The term of the agreement is for two years.   As compensation for services, the VP will receive a monthly compensation of $7,000.    In addition, the employee will receive up to 1,000,000 shares of common stock payable in lots of 125,000 per quarter beginning on December 1, 2012.    In addition, the employee is entitled to a monthly commission equal to 5% of all profits from any sales of music from Liquid Spins that employee is directly responsible for bringing to the Company.   For the nine months ended September 30, 2014 and year ended December 31, 2013, the employee received 500,000 and 500,000 shares with a fair value of $182,500 and $133,750, respectively. For the three months ended March 31, 2015, the employee received 125,000 with a fair value of $4,975.

On June 11, 2012, the Company executed an employment agreement with its Senior Audio Engineer.   The term of the agreement is for five years.   As compensation for services, the Engineer will receive a monthly compensation of $6,000 beginning July 1, 2012.  In addition to the base salary, the employee is entitled to receive health benefits, and the employee will receive 1,000,000 shares of common stock payable in 125,000 increments per quarter beginning on July 1, 2012.   For year ended December 31, 2014 and year ended December 31, 2013, the employee received 250,000 and 500,000 shares with a fair value of $62,500 and $125,000, respectively.

(B) Consulting Agreement

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For three months March 31, 2015, the Company recorded $9,000 in stock based compensation payable.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For three months March 31, 2015, the Company recorded $9,000 in stock based compensation payable.

On March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and 5,000 per month. The agreement will continue until June 17, 2015. For three months March 31, 2015, the Company recorded $8,400 in stock based compensation payable.

On February 18, 2015, the Company entered into service agreement for a period of two years with the Company’s transfer agent for a period from September 23, 2014 to September 23, 2016. . In consideration for these services, during the three months ended March 31, 2015, 700,000 shares of fully vested common stock valued at $22,400 ($0.03/share) were granted.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

(C) Research Agreement

On July 1, 2014, the Company entered into a research agreement with University of Florida for the service period to begin July 15, 2014 and ending no later than October 31, 2014. Subsequently on December 3, 2014, the Company modified the terms of the service period of the agreement to start on September 30,214 and ending no later than January 15,2015. The fee for research services is fixed at $49,910 and will be paid in four monthly installments of $12,678. For the year ended December 31, 2014 the Company recorded a liability and expensed $12,678 as research and development cost, as of December 31, 2014, $0 has been paid. The remaining liability as of December 31, 2014, is $12,678 and is included in accounts payable. For the three months ended March 31, 2015, the Company paid $12,678 and $0 is included in accounts payable.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

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

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 9        INTANGIBLE ASSETS

As of December 31, 2014 and December 31, 2013, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at March 31, 2015 and December 31, 2014:

	Useful Life	March 31, 2015	December 31, 2014

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Software	3 Years	—	—
Other	Indefinite	275	275
Accumulated amortization		(1,624,847)	(1,361,257)

Net carrying value		$17,587,005	$17,850,595

For the three months ended March 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $263,590 and $241,390, respectively, and was included in general and administrative expenses in the statement of operations.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

NOTE 10        SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $223,000 in convertible debt comprised of principal and accrued interest into approximately 9,704,897 common shares.

On April 1, 2015, the principal stockholder converted $150,000 of the line of credit owed into 5,000,000 shares of common stock at $0.03 per share.

On April 1, 2015, the Company issued 150,000 shares of common stock having a fair value of $4,470 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company issued 150,000 shares of common stock having a fair value of $4,470 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company issued 300,000 shares of common stock having a f air value of $8,520 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company extended the November 26, 2012 employment agreement with its VP of Music Development for another two year period, ending on November 27, 2016. The employee will receive 125,000 shares of common stock per quarter starting on April 1, 2015, and a salary of $10,000 per month. The employee's month base salary will increase to $14,000 per month in the event the Corporation received $1,000,000 from funding or revenues in the 2015 calendar year.

On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $54,600 in a convertible note. The note matures on April 21, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $52,000 of proceeds less and $2,600 in legal costs on April 21, 2015.

On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $204,000 in a convertible note. The note matures on January 23, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $200,000 of proceeds less and $4,000 in legal costs on April 27 , 2015.

On April 24, 2015, the Company entered into an agreement whereby the Company will issue up to $103,000 in a convertible note. The note matures on December 10, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is lower of the either (i) the closing sale price of the common stock on the trading day immediate receding the closdite or and (ii) 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds less and $3,000 in legal costs on April 27, 2015.

On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $105,000 in a promissory note. The note matures on December 21, 2015 and bears an interest charge of 8%. On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $105,000 in a promissory note. The note matures on December 21, 2015 and bears an interest charge of 8%.

On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $105,000 in a convertible note. The note matures on April 21, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $95,000 of proceeds less $5,000 in debt issue costs and $5,000 in legal costs on April 21, 2015.

On May 1, 2015, the Company entered into an agreement whereby the Company will issue up to $150,000 in a convertible note. The note matures on November 1, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $147,000 of proceeds less and $3,000 in legal costs on May 1, 2015.

Subsequent to March 31, 2015, the Company received $106,000 from the principal stockholder under the terms of the line of credit and repaid $5,000 to the principal stockholder under the terms of the line of credit.

Subsequent to March 31, 2015, the Company repaid $455,729 on convertible notes.

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

	For the Three Months Ended,
	March 31, 2015	March 31, 2014

Revenue	$—	$1,236

Operating Expenses
General and administrative	787,303	740,785
Endorsement fees	—	—
Consulting	69,837	133,812
Professional fees	117,624	277,474
Website development	5,000	22,881
Compensation	241,300	256,400
Total Operating Expenses	1,221,064	1,431,352

Loss from Operations	(1,221,064)	(1,430,116)

Other Income / (Expense)
Other income	—	—
Gain on sale of intellectual property		—
Loss on inventory write off	(29,275)
Gain (Loss) on extinguishment of debt	—	(116,582)
Interest expense	(56,443)	(18,596)
Derivative Expense	(167,523)	—
Amortization of debt offering costs	(53,093)	(78,983)
Loss on conversions	—	(42,085)
Amortization of debt discount	(919,760)	(786,155)
Change in fair value of embedded derivative liability	473,735	(1,717,264)
Total Other Income / (Expense)	(752,359)	(2,759,665)

Provision for Income Taxes	—	—

Net Loss	$(1,973,423)	$(4,189,781)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	341,970,037	313,207,471

For the three months ended March 31, 2015 and for the three months ended March 31, 2014.

General and Administrative Expenses: Our general and administrative expenses were $787,303 for the three months ended March 31, 2015 and $740,785 for the three months ended March 31, 2014, representing an increase of $46,516, or approximately 6%, as a result of increase in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $69,837 for the three months ended March 31, 2015 and $133,812 for the three months ended March 31, 2014, representing a decrease of $63,975, or approximately 48%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $117,627 for the three months ended March 31, 2015 and $277,474 for the three months ended March 31, 2014, representing a decrease of $159,850, or approximately 58%, as a result of reduced legal fees.

Compensation: Our compensation expenses were $241,300 for the three months ended March 31, 2015 and $256,400 for the three months ended March 31, 2014, representing a decrease of $15,100, or approximately 6%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended March 31, 2015 and 2014, was $1,973,423, compared to $4,189,781 for the three months ended March 31, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2015 and 2014, were $0 and $1,236, respectively. We have an accumulated deficit of $39,110,405 for the period from December 9, 2005 (inception) to March 31, 2015, and have negative cash flow from operations of $639,570 for the three months ended March 31, 2015.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2015, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the three months ended March 31, 2015:

Private Financings

On December 24, 2014, the Company entered into an agreement with Blue Citi, LLC whereby the Company will issue up to $225,000 in a convertible note. The note matures on December 24, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $225,000 of proceeds less $10,750 in debt issue costs on and $4,250 in legal costs on January 5, 2015.

On January 21, 2015, the Company entered into an agreement with Vista Capital Investments, LLC, whereby the Company will issue up to $50,000 in a convertible note. The note matures on January 21, 2016 and bears an interest charge of 10. The conversion price equals the “Variable Conversion Price”, which is 70% of the lowest three trading prices for the common stock during the twenty (20) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $50,000 on January 21, 2015.

On February 27, 2015, the Company entered into an agreement with Toledo Advisors, LLC whereby the Company will issue up to $115,500 in a convertible note. The note matures on February 27, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds, after $5,775 in debt issue costs on and $9,725 in legal costs on March 3, 2015.

On February 5, 2015, the Company entered into an agreement with Rock Capital, LLC whereby the Company will issue up to $36,750 in a convertible note. The note matures on February 25, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $31,500 of proceeds, after $3,413 in debt issue costs on and $1,838 in OID costs on March 2, 2015.

On March 11, 2015, the Company entered into an agreement with JMJ Financial, whereby the Company will issue up to $150,000 in a convertible note.  The note matures on March 11, 2016 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.  The Company received $150,000 proceeds on march 11, 2015.

Also on May 12, 2014, the Company entered into an agreement with ADAR Bays, LLC to issue up to $210,000 in two convertible notes. Each note matures on May 12, 2015 and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $5,000 original issue discount pursuant to the terms of the first note, on May 16, 2014 and finder’s fees of $5,000 and the Company received $105,000 proceeds, less the $5,250 original issue discount pursuant to the terms of the first note, on May 16, 2014 and finder’s fees of $4,750 on January 12, 2015.      The Company received a secured note in the amount of $105,000 from the investor as consideration for the second note, payable by December 30, 2014, and secured by the pledge of the second note. Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.

Also on March 17, 2015, the Company entered into an agreement with ADAR Bays, LLC to issue up to $210,000 in two convertible notes. Each note matures on March 17, 2016, and bears an interest rate of 8%.  The Company received $105,000 proceeds, less the $10,750 original issue discount pursuant to the terms of the first note, on May 16, 2014 and finder’s fees of $4,500.  Both convertible notes are convertible at a “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest closing bid price for the common stock during the ten (10) trading day period prior to the conversion. The holder of each note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock at any time on or before the maturity date; provided, however, that the second note is not convertible until it has been fully paid for in cash.  The Company has a right to redeem each note as follows: (i) during the first 90 days after issuance, by paying an amount equal to 130% of the unpaid principal plus accrued unpaid interest; (ii) from the 90th to 180th day after issuance, by paying an amount equal to 140% of the unpaid principal plus accrued unpaid interest; and (iii) at any time upon a transfer of all or substantially all of the Company’s assets, a reclassification of the Company’s stock, a consolidation, merger or other reorganizational event, by paying an amount equal to 150% of the unpaid principal plus accrued unpaid interest.

During the three months ended March 31, 2015 and December 31, 2014, the Company issued convertible notes totaling $792,500 and $3,475,334, respectively. The Convertible notes issued for three months ended March 31, 2015 and year ended December 31, 2014, consist of the following terms:

	For the Three Months Ended,
	March 31, 2015	March 31, 2014

Revenue	$—	$1,236

Operating Expenses
General and administrative	854,705	740,785
Endorsement fees	—	—
Consulting	69,837	133,812
Professional fees	117,624	277,474
Website development	5,000	22,881
Compensation	241,300	256,400
Total Operating Expenses	1,288,466	1,431,352

Loss from Operations	(1,288,466)	(1,430,116)

Other Income / (Expense)
Other income	—	—
Gain on sale of intellectual property		—
Loss on inventory write off	(29,275)
Gain (Loss) on extinguishment of debt	—	(116,582)
Interest expense	(56,740)	(18,596)
Derivative Expense	(485,412)	—
Amortization of debt offering costs	(51,141)	(78,983)
Loss on conversions	(200,000)	(42,085)
Amortization of debt discount	(776,998)	(786,155)
Change in fair value of embedded derivative liability	1,281,915	(1,717,264)
Total Other Income / (Expense)	(317,651)	(2,759,665)

Provision for Income Taxes	—	—

Net Loss	$(1,606,117)	$(4,189,781)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	341,970,037	313,207,471

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

During the three months ended March 31, 2015, the principal stockholder loaned an additional $25,000 and was repaid $75,000.  As of March 31, 2015, the line of credit balance including accrued interest totaled $220,478.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Private Financings

Below is a summary of our capital-raising activities for the three months ended March 31, 2015 and underlying terms:

 On March 31, 2015, the Company issued 125,000 shares of common stock for services having a fair value of $7,875 ($0.063/share).

On March 31, 2015, the Company issued 125,000 shares of common stock for services having a fair value of $4,975 ($0. 04/share).

On March 31, 2014, the Company issued 700,000 shares of common stock for services having a fair value of $19,880 ($0.028/share).

On March 31, 2015, the majority shareholder exchanged 120,000,000 shares of common stock of the Company for 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share.

On January 5, 2015, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated May 1, 2014, with the original principal amount of $105,000 for 1,068,315 shares based on a conversion price of $0.0331 per share (See Note 6).

On March 2, 2015, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated May 1, 2014, with the original principal amount of $105,000 for 735,207 shares based on a conversion price of $0.0222 per share (See Note 6).

On March 12, 2015, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated May 1, 2014, with the original principal amount of $105,000 for 991,991 shares based on a conversion price of $0.0196 per share (See Note 6).

On March 7, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated March 19, 2014, with the original principal amount of $25,000 for 305,434 shares based on a conversion price of $0.0341 per share (See Note 6).

On January 7, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated March 19, 2014, with the original principal amount of $25,000 for 305,434 shares based on a conversion price of $0.0341 per share (See Note 6).

On January 15, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated May 23, 2014, with the original principal amount of $25,000 for 300,000 shares based on a conversion price of $0.0346 per share (See Note 6).

On January 28, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated May 23, 2014, with the original principal amount of $25,000 for 300,000 shares based on a conversion price of $0.0356 per share (See Note 6).

On February 10, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated May 23, 2014, with the original principal amount of $25,000 for 286,028 shares based on a conversion price of $0.0331 per share (See Note 6).

On February 25, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated July 28, 2014, with the original principal amount of $50,000 for 500,000 shares based on a conversion price of $0.0244 per share (See Note 6).

On March 12, 2015, the Company entered into a conversion agreement with Vista Capital Investments, LLC relating to a convertible promissory note dated July 28, 2014, with the original principal amount of $50,000 for 1,250,000 shares based on a conversion price of $0.0212 per share (See Note 6).

On January 2, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 1,333,956 shares based on a conversion price of $0.03 per share (See Note 6).

On January 12, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 1,051,359 shares based on a conversion price of $0.0380 per share (See Note 6).

On January 26, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 881,342 shares based on a conversion price of $0.0340 per share (See Note 6).

On February 3, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 925,526 shares based on a conversion price of $0.0324 per share (See Note 6).

On February 11, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 1,031,779 shares based on a conversion price of $0.0291 per share (See Note 6).

On February 27, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 1,362,769 shares based on a conversion price of $0.0220 per share (See Note 6).

On January 13, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 128,849 shares based on a conversion price of $0.0388 per share (See Note 6).

On January 20, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 521,512 shares based on a conversion price of $0.0345 per share (See Note 6).

On January 22, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 753,296 shares based on a conversion price of $0.0345 per share (See Note 6).

On January 28, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 559,441 shares based on a conversion price of $0.0322 per share (See Note 6).

On February 2, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 621,601 shares based on a conversion price of $0.0322 per share (See Note 6).

On February 10, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 340,368 shares based on a conversion price of $0.0294 per share (See Note 6).

On February 5, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated August 1, 2014, with the original principal amount of $253,500 for 1,577,287 shares based on a conversion price of $0.0317 per share (See Note 6).

On February 11, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated August 1, 2014, with the original principal amount of $253,500 for 1,798,561 shares based on a conversion price of $0.0278 per share (See Note 6).

On February 19, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated August 1, 2014, with the original principal amount of $253,500 for 2,136,752 shares based on a conversion price of $0.0234 per share (See Note 6).

On March 2, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated August 1, 2014, with the original principal amount of $253,500 for 5,165,455 shares based on a conversion price of $0.0220 per share (See Note 6).

On March 10, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,987,084shares based on a conversion price of $0.0201 per share (See Note 6).

On February 21, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,882,0870 shares based on a conversion price of $0.0212 per share (See Note 6).

On March 10, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,987,084 shares based on a conversion price of $0.0201 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	8% Convertible Redeemable Note, dated Dec. 24, 2014 issued in 2015 to Blue Citi
10.2	8% Convertible Redeemable Note, dated March 17, 2015 issued to Adar Bays, LLC
10.3	8% Convertible Redeemable Note, dated Feb. 6, 2013 issued to Vista Capital Investments, LLC
10.4	8% Convertible Redeemable Note, dated Feb. 27, 2015 issued to Toledo Advisors, LLC
10.5	8% Convertible Redeemable Note, dated Mar. 11, 2015 issued to JMJ Financial
10.6	8% Convertible Redeemable Note, dated Feb. 25, 2015 issued to Rock Capital
10.7	Consulting Agreement with William Collins, dated Jan. 21, 2015
10.8	Consulting Agreement with J.B. Holding Group, dated Jan. 21, 2015
10.9	Consulting Agreement with Gabe Gunlock, LLC, dated Mar. 17, 2015
10.10	Extension of Employment Agreement, dated April 2, 2015
10.11	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
10.12	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
10.13	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: May 18, 2015	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)