Form 10-Q
period 2015-06-30
Max Sound Corp
filed 2015-08-14
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had  330,072,426 shares, par value $0.00001 per share, of common stock issued and outstanding.

(1)

MAX SOUND CORPORATION

FORM 10-Q

for the period ended June 30, 2015

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2015 (UNAUDITED) AND AS OF DECEMBER 31, 2014 .

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH ENDED JUNE 30, 2015 AND 2014.

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED).

PAGES	6 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

(2)

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)

Current Assets
Cash	$6,215	$35,747
Inventory	8,796	38,071
Prepaid expenses	27,717	30,207
Debt offering costs - net	46,927	27,456
Total Current Assets	89,655	131,481

Property and equipment, net	158,050	188,896

Other Assets
Security deposit	413	413
Intangible assets	17,323,416	17,850,595
Total Other Assets	17,323,829	17,851,008

Total Assets	$17,571,534	$18,171,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,359,063	$656,308
Accrued expenses	163,563	116,903
Line of credit - related party	44,251	268,227
Derivative liabilities	2,983,397	3,234,792
Convertible note payable, net of debt discount of $1,655,775 and $1,691,065 respectively	1,507,964	1,337,353
Total Current Liabilities	6,058,238	5,613,583

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized	—	—

Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.00001 par value; 570,000,000 shares authorized,
323,740,168 and 373,442,040 shares issued and outstanding, respectively	3,236	3,733
Additional paid-in capital	53,970,678	50,209,989
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(41,941,093)	(37,136,345)
Total Stockholders' Equity	11,513,296	12,557,802

Total Liabilities and Stockholders' Equity	$17,571,534	$18,171,385

See accompanying notes to condensed unaudited financial statements.

(3)

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$—	$152	$—	$1,388

Operating Expenses
General and administrative	829,361	916,940	1,616,664	1,680,606
Consulting	174,712	140,894	244,549	274,706
Professional fees	219,653	128,858	337,277	406,332
Website development	10,000	—	15,000	—
Compensation	228,000	246,800	469,300	503,200
Total Operating Expenses	1,461,726	1,433,492	2,682,790	2,864,844

Loss from Operations	(1,461,726)	(1,433,340)	(2,682,790)	(2,863,456)

Other Income / (Expense)
Other income	20,710	37,500	20,710	37,500
Loss on inventory write off	—		(29,275)
Gain (Loss) on extinguishment of debt	—	—	—	(18,596)
Interest expense	(91,893)	(80,612)	(148,336)	(197,195)
Derivative Expense	(866,758)	(47,506)	(1,034,281)	(47,506)
Amortization of debt offering costs	—	(18,053)	(41,929)	(97,036)
Loss on conversions	(125,953)	(48,398)	(125,953)	(90,483)
Amortization of debt discount	(1,001,924)	(772,139)	(1,932,848)	(1,558,294)
Change in fair value of embedded derivative liability	696,219	2,407,587	1,169,954	690,323
Total Other Income / (Expense)	(1,369,599)	1,478,379	(2,121,958)	(1,281,287)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(2,831,325)	$45,039	$(4,804,748)	$(4,144,743)

Net Income (Loss) Per Share - Basic	$(0.01)	$0.00	$(0.01)	$(0.01)
Net Income (Loss) Per Share - Diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic	305,550,413	333,384,831	335,473,464	323,325,126
Weighted average number of shares outstanding
during the year Diluted	305,550,413	373,140,081	335,473,464	323,325,126

See accompanying notes to condensed unaudited financial statements.

(4)

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended,
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(4,804,748)	$(4,144,749)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	566,034	53,449
Stock and stock options issued for services	212,925	662,780
Warrants issued for services	—	—
Loss on debt conversion settled through the issuance of stock	105,246	90,483
Amortization of intangible assets	—	482,779
Amortization of stock based compensation	—	37,500
Amortization of original issue discount	—	104,870
Amortization of debt offering costs	41,929	57,036
Amortization of debt discount	1,932,848	1,453,425
Change in fair value of derivative liability	(1,169,954)	(690,323)
Loss on debt extinguishment	—	18,596
Derivative Expense	1,034,281	47,506
Changes in operating assets and liabilities:
Decrease in inventory	29,275	—
Decrease in prepaid expenses	2,490	47,739
Increase in accounts payable	702,735	166,179
Increase in accrued expenses	161,678	196,148
Net Cash Used In Operating Activities	(1,185,261)	(1,416,582)

Cash Flows From Investing Activities:
Cash paid in connection with acquisition of assets and intellectual property	—	(550,000)
Purchase of property equipment	(8,009)	(14,979)
Net Cash Used In Investing Activities	(8,009)	(564,979)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	144,024	142,000
Repayment from stockholder loans / lines of credit	(368,000)	(28,340)
Repayment of convertible note	(231,000)	—
Proceeds from issuance of convertible note, less offering costs and OID costs paid	1,687,816	1,755,000
Cash paid on interest expense	(69,102)	—
Net Cash Provided by Financing Activities	1,163,738	1,868,660

Net Decrease in Cash	(29,532)	(112,901)

Cash at Beginning of Period	35,747	166,778

Cash at End of Period	$6,215	$53,877

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$3,520,886	$2,684,915
Conversion of common to preferred stock	$1,200	$5,368
Original debt discounts against derivative liabilities	$1,782,232	$—
Original issuance discounts	$115,326	$—

See accompanying notes to condensed unaudited financial statements.

(5)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2015 and 2014, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2015 and 2014.

(6)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0 and $1,236 for the years ended June 30, 2015 and 2014, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

(I) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. Inventory is comprised of gift cards valued at $8,796 at June 30, 2015.

(J) Identifiable Intangible Assets

As of June 30, 2015 and December 31, 2014, $7,500,275 of costs related to registering a trademark and acquiring technology rights (audio technology known as Max Audio Technology (MAXD) have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology (See Note 8 (H)). As of June 30, 2015 and December 31, 2014, $7,885,341 and $8,338,121, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

As of June 30, 2015 and December 31, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

(7)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

In connection with funds raised through June 30, 2015, the Company recorded a liability and expensed $695,076 as royalty cost, related to the 20% fee, as of June 30, 2015, $30,000 has been paid . The remaining liability as of June 30, 2015, is $665,076 and is included in accounts payable.

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

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of June 30, 2015, $392,200 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

In connection with funds raised through June 30, 2015, the Company recorded a liability and expensed $347,538 as royalty cost, related to the 10% fee, as of June 30, 2015, $40,000 has been paid . The remaining liability as of June 30, 2015, is $307,538 and is included in accounts payable.

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

(k) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the six months ended June 30, 2015 and 2014, respectively.

(l) Loss Per Share

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

The computation of basic and diluted loss per share for the six months ended June 30, 2015 and 2014, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2015	June 30, 2014

Stock Warrants (Exercise price - $0.25 - $.40/share)	0	3,635,000
Stock Options (Exercise price - $0.10 - $.50/share)	0	12,700,000
Convertible Debt (Exercise price - $0.07 - $.0817/share)	134,002,173	39,755,250
Series A Convertible Preferred Shares ($0.04/share)	125,000,000	—

Total	259,002,173	56,090,250

(M) Income Taxes

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

(N) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(8)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(O) Recent Accounting Pronouncements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(P) Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts on the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, derivative liability, convertible note payable, and loan payable-related party, approximate fair value due to the relatively short period to maturity for these instruments.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2015 and December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	2,983,397	—	2,983,397	—	3,234,792	—	3,234,792

(Q) Stock-Based Compensation

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

(R) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

(S) Derivative Financial Instruments

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

(T) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

(U) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(V) Licensing & Distribution

On June 20, 2015, the Company entered into a license agreement with Santok LTD of United Kingdom (“Santok). The term of the agreement is three years. Santok, will pay the Company a royalty fee of $1.50 for each licensed product. Santok guarantees to the Company a minimum total of 150,000 cumulative licensed product installation with a minimum total guaranteed value of $225,000 over the five quarter of the agreement. If the total royalty paid is less than the guaranteed value, Santok will pay the difference.

(9)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 2           GOING CONCERN

As reflected in the accompanying audited financial statements, the Company had a net loss of $4,804,748 for the six months ended June 30, 2015, has an accumulated deficit of $41,941,093 as of June 30, 2015, and has negative cash flow from operations of $1,185,261 as of and for the six months ended June 30, 2015.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

(10)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 3           DEBT

Debt consists of the following:

	As of	As of
	June 30, 2015	December 31, 2014

Line of credit - related party	$44,251	$268,227

Convertible debt	3,163,739	3,028,418
Less: debt discount	(1,655,775)	(1,691,065)
Convertible debt - net	1,507,964	1,337,353

Total current debt	$1,552,215	$1,605,580

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2014	$268,227

Borrowings during the six months ended June 30, 2015	141,000	4%	September 26, 2015
Interest accrual	3,024
Repayments	(368,000)
Balance - June 30, 2015	$44,251	4%	September 26, 2015

(B) Convertible Debt

During the six months ended June 30, 2015 and December 31, 2014, the Company issued convertible notes totaling $1,990,495 and $3,475,334, respectively. The Convertible notes issued for six months ended June 30, 2015 and year ended December 31, 2014, consist of the following terms:

		Six Months Ended	Year ended
		June 30, 2015	December 31, 2014
		Amount of	Amount of
		Principal Remaining	Principal Remaining
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - December 10, 2016	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$107,100	$—
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	110,000	253,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	989,179	1,006,500
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	150,000	—
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	61,283	79,886
Conversion terms 6	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,310,977	1,553,332
Conversion terms 7	60% of the “Market Price”, which is the lowest closing prices for 15 days prior to conversion	300,000	—
Conversion terms 8	Conversion at $0.10 per share	135,200	135,200

		$3,163,739	$3,028,418

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

During the six months ended June 30, 2015, the Company converted debt and accrued interest, totaling $1,649,363 into 63,498,128 shares of common stock.

(11)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,907.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2014	3,028,418

Borrowings during the six months ended June 30, 2015	1,990,495

Repayments	(231,000)

Conversion of debt to into 69,498,128 shares of common stock with a valuation of $1,689,572 ($0.017 - $0.042/share) including the accrued interest of $40,209	(1,609,174)

Forgiveness of debt	(15,000)

Convertible Debt Balance as of June 30, 2015	3,163,739

(C)	Debt Issue Costs

During the six months ended June 30, 2015, the Company paid debt issue costs totaling $63,238.

The following is a summary of the Company’s debt issue costs:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Debt issue costs	$103,738	$164,555
Accumulated amortization of debt issue costs	(56,811)	(136,582)

Debt issue costs - net	$46,927	$27,973

During the six months ended June 30, 2015 and 2014 the Company amortized $41,929 and $38,983 of debt issue costs, respectively.

(D)	Debt Discount & Original Issue Discount

During the six months ended June 30, 2015 and December 31, 2014, the Company recorded debt discounts and original issue discounts totaling $1,819,095 and $3,199,391, respectively.

The debt discount recorded in 2015 and 2014 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,932,848 and $1,453,424 during the six months ended June 30, 2015 and 2014, respectively, to amortization of debt discount expense.

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

Debt discount	$3,510,160	$2,923,369
Accumulated amortization of debt discount	(1,932,848)	(1,712,320)

Debt discount - Net	$1,577,312	$1,211,049

(12)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2015 and 2014 and warrants issued in 2015 and 2014. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2014	$3,234,792

Fair value at the commitment date for convertible instruments	2,816,513
Change in fair value of embedded derivative liability for warrants issued	86,304
Change in fair value of embedded derivative liability for convertible instruments	(1,256,258)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,897,954)
Derivative Liability -June 30, 2015	$2,983,397

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company also recorded the value of the warrants issued for services as derivative expense for the six months ended June 30, 2015.  The Company recorded a derivative expense for the six months ended June 30, 2015 and 2014 of $1,034,281 and $47,506, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 205%	143% - 205%
Expected term:	0.33 - 3 Years	0.11 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 140%
Expected term:	0.44 - 3 Years	0.16 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

(13)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 5           PROPERTY AND EQUIPMENT

At June 30, 2015 and December 31, 2014, respectively, property and equipment is as follows:

	June 30, 2015	December 31, 2014

Website Development	$294,797	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,247	2,247
Office Equipment	79,658	71,652
Domain Name	1,500	1,500
Sign	628	628
Total	539,181	531,173
Less: accumulated depreciation and amortization	(381,131)	(342,277)
Property and Equipment, Net	$158,050	$188,896

Depreciation/amortization expense for the three and six months ended June 30, 2015 totaled $19,645 and $38,854, respectively.

Depreciation/amortization expense for the three and six months ended June 30, 2014 totaled $26,985 and $53,449, respectively.

(14)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 6          STOCKHOLDERS’ EQUITY

On March 4, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors created and authorized the issuance of Series A Convertible Preferred stock, with a par value of $0.00001 per share. The face amount of state value of each Preferred Share of stock is $0.96.

On June 24, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 120,000,000 shares of common stock from 450,000,000 million shares of common stock to 570,000,000 shares of common stock.

(A) Common Stock

During the six months ended June 30, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	63,498,128	$16,493,863	$0.017 - $0.042
Services - rendered	1,800,000	62,925	$0.03 - $0.06
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	(49,701,872)	$16,705,588

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the six months ended June 30, 2015, the Company converted debt and accrued interest, totaling $1, 649,383 into 63,498,128 shares of common stock

2. Services Rendered

On March 1, 2015, the Company issued 250,000 shares of common stockhaving a fair value of $15,750 ($0.06/sh) in connection with employment agreements.

On April 1, 2015, the Company issued 150,000 shares of common stock having a fair value of $4,455 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company issued 150,000 shares of common stock having a fair value of $4,455 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company issued 300,000 shares of common stock having a fair value of $8,910 ($0.0284/sh) in exchange for consulting services.

On April 1, 2015, the Company issued 250,000 shares of common stock to employee having a fair value of $10,975 ($0.04/sh) in exchange for services.

On February 28, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 700,000 shares of fully vested common stock having a fair value of $22,400 ($0.03/sh) in exchange for services.

3. Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $.0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the six months ended June 30, 2015, the Company has not declared dividends.

4. Conversion of line of credit into Common shares

On April 1, 2015, the principal stockholder converted $150,000 of the line of credit owed into 5,000,000 shares of common stock at $0.03 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	3,750,000	$0.38	1.7

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	-200,000	$—
Balance, June 30, 2015	3,550,000	$0.38	1.3

 A summary of all outstanding and exercisable warrants as of June 30, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.41	$—
$0.40	2,850,000	2,850,000	1.24	$—
$0.45	500,000	500,000	0.51	$—

	3,550,000	3,550,000	1.3 years	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.90	$—
$0.25	200,000	200,000	0.44	$—
$0.40	2,850,000	2,850,000	1.73	$—
$0.45	500,000	500,000	1.00	$—

	3,750,000	3,750,000	1.7 years	$—

(C) Stock Options

(15)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

The following tables summarize all option grants as of June 30, 2015, and the related changes during these periods are presented below:

Outstanding - December 31, 2014	15,566,652	0.13	1.32
Outstanding - June 30, 2015	15,566,652	—	0.82
Exercisable - June 30, 2015	15,566,652

(D) Intangibles

As of June 30, 2015 and December 31, 2014, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at June 30, 2015 and December 31, 2014:

	Useful Life	June 30, 2015		December 31, 2014

Distribution rights	10 Years	$9,647,577	(2)	$9,647,577
Trademarks	Indefinite	7,500,000		7,500,000
Licensing Rights	Indefinite	2,064,000		2,064,000
Software	3 Years	—		—	(1)
Other	Indefinite	275		275
Accumulated amortization		(1,888,437)		(1,361,257)

Net carrying value		$17,323,416		$17,850,595

1)	During the year ended December 31, 2013, the Company entered into a settlement agreement with the seller of the software to reverse the original transaction which included the issuance of 3,000,000 shares of common stock in exchange for the software. The Company received back 3,000,000 shares of common stock which was recorded as treasury stock in exchange of returning the software to the seller. Upon the return of the shares, the Company recognized a gain of $220,000 based on the quoted trading price of the Company’s common stock, which was the best evidence of fair value.

2)	During the year ended December 31, 2013, the Company received $8,011 as a refund in cash from the seller of the distribution rights. The refund reduced the carrying value of the purchased intangible.

For the six months ended June 30, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $527,179 and $482,779, respectively, and was included in general and administrative expenses in the statement of operations.

(16)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 7         COMMITMENTS

(A) Consulting Agreement

On June 11, 2015, the Company entered into a consulting services agreement with two consultant. The agreement will continue until September 10, 2015. In connection with this agreement, the consultant shall be paid $6,000 per month and receive up to 100,000 shares of common stock each upon completion, submission and approval of the first stage of working APP. An additional 100,000 shares will be issued upon the completion, submission and approval of the second stage working APP. As of June 30, 2015, no shares were issued.

On May 4, 2015, the Company entered into a consulting services agreement. The agreement will remain in effect for three years. In connection with this agreement, the consultant shall be paid $7,500 per month and receive 200,000 shares of common stock upon the execution of the agreement. An additional 200,000 shares of common still will be grated within 10 days of achieving each of the following milestones, whichever comes first, up to one million shares of stock based on marketing goals. For six months June 30, 2015, the Company recorded $10,700 in stock based compensation payable for 200,000 shares of common stock at ($0.05/share) based on trading price.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For three months June 30, 2015, the Company recorded $4,455 in stock based compensation.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For six months June 30, 2015, the Company recorded $4,455 in stock based compensation.

On March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and 5,000 per month. The agreement will continue until June 17, 2015. For six months June 30, 2015, the Company recorded $8,910 in stock based compensation.

On February 18, 2015, the Company entered into service agreement for a period of two years with the Company’s transfer agent for a period from September 23, 2014 to September 23, 2016. . In consideration for these services, during the six months ended June 30, 2015, 700,000 shares of fully vested common stock valued at $22,400 ($0.03/share) were granted.

(17)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute. This lawsuit will be vigorously defended and prosecuted. While this lawsuit is in its nascency, the Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.

On June 11, 2015, the District Court of Mannheim announced it had scheduled the hearing in the video streaming patent case against Google and YouTube for December 8, 2015. According to German practice, the hearing will be closed on the same day, and a court decision is expected a few weeks later. The case was filed by Max Sound against Google Inc., Mountain View, USA, Google Commerce Ltd., Dublin, Ireland, Google Germany GmbH, Hamburg, Germany, and the Google subsidiary YouTube LLC, San Bruno, USA, in December 2014 because of the infringement of a video streaming patent, which is valid for the world's most important markets. Max Sound requested the German court to order Google and YouTube to stop streaming video via using the current VP8 or H.264 video codecs and to stop selling video-enabled devices like Nexus Phones and Chromecast sticks. Further requests are that information about any profits is rendered and that Google and YouTube are declared liable for damages based on patent infringement. Max Sound claims that Google and YouTube are using the technology protected by European Patent EP 2 026 277, which allows far more economically efficient transport of digital content due to greatly optimized data capacity.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

(18)

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 9        SUBSEQUENT EVENTS

Through the filing of these financial statements, the note holders converted a total of approximately $128,581 in convertible debt comprised of principal and accrued interest into approximately 6,132,258 common shares.

On July 2, 2015, the Company issued 200,000 shares of common stock having a fair value of $ ($0.0535/sh) in exchange for consulting services agreement dated May 4, 2015.

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna, will pay the Company a royalty fee of $1.50 for each licensed product

On July 28, 2015, the Company entered into a new engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel for a twelve month period, or until July 28, 2016 pursuant to which the Company will pay legal counsel $40,000 in fully vested shares of restricted common stock of the Company valued at ($0.04) per share for those services.

On June 24, 2015, the Company entered into an agreement whereby the Company will issue up to $104,000 in a convertible note. The note matures on May 26, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds less and $4,000 in legal costs on July 2, 2015.

On June 29, 2015, the Company entered into an agreement whereby the Company will issue up to $50,000 in a convertible note. The note matures on March 25, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the lowest trading price for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $50,000 of proceeds on July 2, 2015.

On July 2, 2015, the Company entered into an agreement whereby the Company will issue up to $35,000 in a convertible note. The note matures on July 2, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading price for the common stock during the lower of (i) ten (10) trading days period prior to the conversion or (ii) ten (10) trading days immediately preceding the issuance date of the Note. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $30,250 of proceeds, less $1,750 in original issue discount and $3,000 in legal costs on July 14, 2015.

On July 13, 2015, the Company entered into an agreement whereby the Company will issue up to $35,000 in a convertible note. The note matures on July 13, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading price for the common stock during the lower of (i) ten (10) trading days period prior to the conversion or (ii) ten (10) trading days immediately preceding the issuance date of the Note. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $30,250 of proceeds, less $1,750 in original issue discount and $3,025 in legal costs on July 15, 2015.

On August 5, 2015, the Company entered into an agreement whereby the Company will issue up to $57,500 in a convertible note. The note matures on August 4, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $54,750 of proceeds less and $2,750 in legal costs on August 7, 2015.

On August 7, 2015, the Company entered into an agreement whereby the Company will issue up to $143,888.89 in a convertible note. The note matures on August 7, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $125,000 of proceeds less and $5,000 in legal costs and $13,889 in original issue discount on August 9, 2015.

Subsequent to June 30, 2015, the Company received $115,000 from the principal stockholder under the terms of the line of credit and repaid $5,000 to the principal stockholder under the terms of the line of credit.

(19)

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

The Company has entered into agreements with a few technology companies’ to use our HD Audio solution, and is in negotiations with several other multi-media companies that we believe will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at http://www.maxsound.com/discover and http://mymaxd.com. The MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets.

(20)

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2015.

We expect our financial requirements to increase with the additional expenses needed to market and promote the MAX-D HD Audio Technology.  We plan to fund these additional expenses through financings and through loans from our stockholders and/or officers based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate enough to provide the necessary funds.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	For the Three Months Ended,		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$—	$152	$—	$1,388

Operating Expenses
General and administrative	829,361	916,940	1,616,664	1,680,606
Consulting	174,712	140,894	244,549	274,706
Professional fees	219,653	128,858	337,277	406,332
Website development	10,000	—	15,000	—
Compensation	228,000	246,800	469,300	503,200
Total Operating Expenses	1,461,726	1,433,492	2,682,790	2,864,844

Loss from Operations	(1,461,726)	(1,433,340)	(2,682,790)	(2,863,456)

Other Income / (Expense)
Other income	20,710	37,500	20,710	37,500
Loss on inventory write off	—		(29,275)
Gain (Loss) on extinguishment of debt	—	—	—	(18,596)
Interest expense	(91,893)	(80,612)	(148,336)	(197,195)
Derivative Expense	(866,758)	(47,506)	(1,034,281)	(47,506)
Amortization of debt offering costs	—	(18,053)	(41,929)	(97,036)
Loss on conversions	(125,953)	(48,398)	(125,953)	(90,483)
Amortization of debt discount	(1,001,924)	(772,139)	(1,932,848)	(1,558,294)
Change in fair value of embedded derivative liability	696,219	2,407,587	1,169,954	690,323
Total Other Income / (Expense)	(1,369,599)	1,478,379	(2,121,958)	(1,281,287)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(2,831,325)	$45,039	$(4,804,748)	$(4,144,743)

Net Income (Loss) Per Share - Basic	$(0.01)	$0.00	$(0.01)	$(0.01)
Net Income (Loss) Per Share - Diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic	305,550,413	333,384,831	335,473,464	323,325,126
Weighted average number of shares outstanding
during the year Diluted	305,550,413	373,140,081	335,473,464	323,325,126

(21)

For the three months ended June 30, 2015 and for the three months ended June 30, 2014.

General and Administrative Expenses: Our general and administrative expenses were $829,361 for the three months ended June 30, 2015 and $916,940 for the three months ended June 30, 2014, representing a decrease of $87,579, or approximately 10%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $174,712 for the three months ended June 30, 2015 and $140,894 for the three months ended June 30, 2014, representing an increase of $33,818, or approximately 24%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $219,653 for the three months ended June 30, 2015 and $128,858 for the three months ended June 30, 2014, representing an increase of $90,795, or approximately 70%, as a result of increased legal fees.

Compensation: Our compensation expenses were $228,000 for the three months ended June 30, 2015 and $246,800 for the three months ended March 31, 2014, representing a decrease of $18,800, or approximately 8%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended June 30, 2015 was $2,831,325, compared to net income of $45,039 for the three months ended June 30, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the six months ended June 30, 2015 and for the six months ended June 30, 2014.

General and Administrative Expenses: Our general and administrative expenses were $1,616,664 for the six months ended June 30, 2015 and $1,680,606 for the six months ended June 30, 2014, representing a decrease of $63,942, or approximately 27%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $244,549 for the three months ended June 30, 2015 and $274,706 for the six months ended June 30, 2014, representing a decrease of $30,157, or approximately 11%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $337,277 for the six months ended June 30, 2015 and $406,332 for the six months ended June 30, 2014, representing a decrease of $69,055 or approximately 17%, as a result of decrease in legal fees.

Compensation: Our compensation expenses were $469,300 for the six months ended June 30, 2015 and $503,200 for the six months ended June 30, 2014, representing a decrease of $33,900, or approximately 7%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended June 30, 2015 was $4,804,747, compared to net loss of $4,144,743 for the six months ended June 30, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

(22)

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2015 and 2014, were $0 and $0, respectively. We have an accumulated deficit of $41,941,093 for the period from December 9, 2005 (inception) to June 30, 2015, and have negative cash flow from operations of $1,185,261 for the six months ended June 30, 2015.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2015, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the three months ended June 30, 2015:

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

On April 21, 2015, the Company entered into an agreement whereby the Company will issue up to $204,000 in a convertible note. The note matures on January 23, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $200,000 of proceeds less and $4,000 in legal costs on April 27, 2015.

On April 24, 2015, the Company entered into an agreement whereby the Company will issue up to $103,000 in a convertible note. The note matures on December 10, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is lower of the either (i) the closing sale price of the common stock on the trading day immediate receding the conversion or and (ii) 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds less and $3,000 in legal costs on April 27, 2015.

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

On May 8, 2015, the Company entered into an agreement whereby the Company will issue up to $52,500 in a convertible note. The note matures on May 9, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the (i) fifteen (15) trading days including the day a notice of conversion is received or (ii) fifteen (15) days prior to May 8, 2015. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $45,000 of proceeds less and $5,000 in legal costs and $2,500 in original issue discount on May 11, 2015.

On May 19, 2015, the Company entered into an agreement whereby the Company will issue up to $126,000 in a convertible note. The note matures on November 27, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $120,000 of proceeds less and $6,000 in legal costs on May 21, 2015.

On May 19, 2015, the Company entered into an agreement whereby the Company will issue up to $110,000 in a convertible note. The note matures on November 4, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $110,000 of proceeds less $5,000 in legal costs on May 21, 2015.

On June 22, 2015, the Company entered into an agreement whereby the Company will issue up to $150,000 in a convertible note. The note matures on December 22, 2015 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $147,000 of proceeds less and $3,000 in legal costs on June 29, 2015.

(23)

During the six months ended June 30, 2015 and December 31, 2014, the Company issued convertible notes totaling $1,990,495 and $3,475,334, respectively. The Convertible notes issued for six months ended June 30, 2015 and year ended December 31, 2014, consist of the following terms:

		Six Months Ended	Year ended
		June 30, 2015	December 31, 2014
		Amount of	Amount of
		Principal Remaining	Principal Remaining
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - December 10, 2016	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$107,100	$—
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	110,000	253,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	989,179	1,006,500
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	150,000	—
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	61,283	79,886
Conversion terms 6	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,310,977	1,553,332
Conversion terms 7	60% of the “Market Price”, which is the lowest closing prices for 15 days prior to conversion	300,000	—
Conversion terms 8	Conversion at $0.10 per share	135,200	135,200

		$3,163,739	$3,028,418

(24)

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

During the three months ended June 30, 2015, the principal stockholder loaned an additional $116,000 and was repaid $293,000, including the conversion of $150,000 into Company’s common stock.  As of June 30, 2015, the line of credit balance including accrued interest totaled $44,251.

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

(25)

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

(26)

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(27)

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

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute. This lawsuit will be vigorously defended and prosecuted. While this lawsuit is in its nascency, the Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.

On June 11, 2015, the District Court of Mannheim announced it had scheduled the hearing in the video streaming patent case against Google and YouTube for December 8, 2015. According to German practice, the hearing will be closed on the same day, and a court decision is expected a few weeks later. The case was filed by Max Sound against Google Inc., Mountain View, USA, Google Commerce Ltd., Dublin, Ireland, Google Germany GmbH, Hamburg, Germany, and the Google subsidiary YouTube LLC, San Bruno, USA, in December 2014 because of the infringement of a video streaming patent, which is valid for the world's most important markets. Max Sound requested the German court to order Google and YouTube to stop streaming video via using the current VP8 or H.264 video codecs and to stop selling video-enabled devices like Nexus Phones and Chromecast sticks. Further requests are that information about any profits is rendered and that Google and YouTube are declared liable for damages based on patent infringement. Max Sound claims that Google and YouTube are using the technology protected by European Patent EP 2 026 277, which allows far more economically efficient transport of digital content due to greatly optimized data capacity.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

(28)

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of our capital-raising activities for the three months ended June 30, 2015 and underlying terms:

On April 16, 2015, the Company entered into a conversion agreement with Blue Citi, LLC relating to a convertible promissory note dated January 1, 2015, with the original principal amount of $225,000 for 2,500,000 shares based on a conversion price of $0.020 per share (See Note 6).

On April 2, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,433,486 shares based on a conversion price of $0.017 per share (See Note 6).

On April 17, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,049,930 shares based on a conversion price of $0.021 per share (See Note 6).

On April 22, 2015, the Company entered into a conversion agreement with Horberg Ventures, relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 1,005,917 shares based on a conversion price of $0.025 per share (See Note 6).

On April 13, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014, with the original principal amount of $282,778 for 1,717,820 shares based on a conversion price of $0.017 per share (See Note 6).

On June 25, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 1,065,719 shares based on a conversion price of $0.028 per share (See Note 6).

On June 16, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 921,659 shares based on a conversion price of $0.033 per share (See Note 6).

On June 1, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 784.827 shares based on a conversion price of $0.038 per share (See Note 6).

On May 7, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 773,196 shares based on a conversion price of $0.039 per share (See Note 6).

On April 27, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 718,563 shares based on a conversion price of $0.042 per share (See Note 6).

On June 30, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated November 6, 2014, with the original principal amount of $254,000 for 3,707,489 shares based on a conversion price of $0.023 per share (See Note 6).

On June 23, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated November 6, 2014, with the original principal amount of $254,000 for 3,174,603 shares based on a conversion price of $0.025 per share (See Note 6).

On June 17, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated November 6, 2014, with the original principal amount of $254,000 for 2,707,581 shares based on a conversion price of $0.028 per share (See Note 6).

On June 15, 2015, the Company entered into a conversion agreement with KBM Worldwide, Inc. relating to a convertible promissory note dated November 6, 2014, with the original principal amount of $254,000 for 850,340 shares based on a conversion price of $0.029 per share (See Note 6).

On May 12, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated January 12, 2015, with the original principal amount of $105,000 for 318,509 shares based on a conversion price of $0.027 per share (See Note 6)

On April 16, 2015, the Company entered into a conversion agreement with JDF Capital, Inc. relating to a convertible promissory note dated December 18, 2014, with the original principal amount of $106,000 for 5,398,858 shares based on a conversion price of $0.020 per share (See Note 6)

On April 23, 2015, the Company entered into a conversion agreement with JDF Capital, Inc. relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $111,000 for 1,279,181 shares based on a conversion price of $0.036 per share (See Note 6)

On June 12, 2015, the Company entered into a conversion agreement with EMA Financial, LLC convertible promissory note dated December 11, 2014, with the original principal amount of $105,000 for 600,000 shares based on a conversion price of $0.032 per share (See Note 6)

(29)

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Agreement with Alexander Mendeluk, Dated 5.4.2015
10.2	License Agreement with Santok Dated 6.17.15
10.3	Convertable Redeemable Note, Dated 4.21.15 issued to LG Capital
10.4	Convertable Redeemable Note, Dated 4.21.15 issued to Vis Vires
10.5	Convertable Redeemable Note, Dated 4.24.15 issued to EMA Financial
10.6	Convertable Redeemable Note, Dated 4.24.15 issued to Union Capital
10.7	Convertable Redeemable Note, Dated 5.01.15 issued to JSJ Investments
10.8	Convertable Redeemable Note, Dated 5.07.15 issued to GW Holdings Group
10.9	Convertable Debenture, Dated 5.19.15 issued to Macallan Partners
10.1	Convertable Redeemable Note, Dated 5.21.15 issued to LG Capital
10.11	Convertable Redeemable Note, Dated 6.22.15 issued to JSJ Investments
10.12	Convertable Redeemable Note, Dated 6.29.15 issued to Darling Capital
10.13	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
10.14	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
10.15	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION
(Registrant)

Date: August 14, 2015	By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)