Form 10-Q
period 2015-09-30
Max Sound Corp
filed 2015-11-13
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13 , 2015, the registrant had 396,807,915 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended September 30, 2015

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND AS OF DECEMBER 31, 2014 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED).

PAGES	5 - 27	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	September 30, 2015	December 31, 2014
	(UNAUDITED)

Current Assets
Cash	$20,588	$35,747
Inventory	8,796	38,071
Prepaid expenses	58,837	30,207
Debt offering costs - net	57,859	27,456
Total Current Assets	146,080	131,481

Property and equipment, net	138,813	188,896

Other Assets
Security deposit	413	413
Intangible assets	17,059,826	17,850,595
Total Other Assets	17,060,239	17,851,008

Total Assets	$17,345,132	$18,171,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,555,358	$656,308
Accrued expenses	349,795	116,903
Accrued expenses - related party	24,000	—
Note payable, net of debt discount of $7,045 – related party	172,955	—
Line of credit - related party	148,272	268,227
Derivative liabilities	3,353,133	3,234,792
Convertible note payable, net of debt discount of $1,390,468 and $1,691,065 respectively	1,940,780	1,337,353
Total Current Liabilities	7,544,293	5,613,583

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.00001 par value; 850,000,000 shares authorized,
355,737,656 and 373,442,040 shares issued and outstanding, respectively	3,556	3,733
Additional paid-in capital	55,006,155	50,209,989
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(44,689,347)	(37,136,345)
Total Stockholders' Equity	9,800,839	12,557,802

Total Liabilities and Stockholders' Equity	$17,345,132	$18,171,385

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$—	$1,103	$—	$2,491

Operating Expenses
General and administrative	611,463	818,155	2,228,127	2,498,762
Consulting	117,889	131,885	362,438	406,590
Professional fees	653,340	253,015	990,617	659,347
Website development	18,000	—	33,000	—
Compensation	238,046	250,800	707,346	754,000
Total Operating Expenses	1,638,738	1,453,855	4,321,528	4,318,699

Loss from Operations	(1,638,738)	(1,452,752)	(4,321,528)	(4,316,208)

Other Income / (Expense)
Other income	75,754	—	96,464	18,904
Interest expense	(242,959)	(71,782)	(391,295)	(268,978)
Derivative Expense	20,284	(163,219)	(1,013,997)	(210,725)
Amortization of debt offering costs	(33,705)	(36,317)	(75,634)	(133,353)
Loss on conversions	125,953	(60,874)	—	(151,357)
Amortization of debt discount	(887,126)	(749,672)	(2,819,974)	(2,307,966)
Change in fair value of embedded derivative liability	(167,717)	(452,716)	1,002,237	237,607
Total Other Expense	(1,109,516)	(1,534,580)	(3,231,474)	(2,815,868)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,748,254)	$(2,987,332)	$(7,553,002)	$(7,132,076)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	336,161,408	354,723,016	335,750,797	333,948,163

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(7,553,002)	$(7,132,076)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	58,872	63,490
Stock and stock options issued for services	249,946	868,686
Loss on debt conversion settled through the issuance of stock	—	151,357
Amortization of intangible assets	790,769	724,169
Amortization of stock based compensation	—	50,000
Amortization of original issue discount	—	146,568
Amortization of debt offering costs	77,472	133,353
Amortization of debt discount	2,819,974	2,161,398
Change in fair value of derivative liability	(1,002,237)	(237,639)
Loss on debt extinguishment	(96,462)	18,596
Derivative Expense	1,013,997	210,725
Changes in operating assets and liabilities:
Inventory	29,275	—
Prepaid expenses	9,370	(1,291)
Accounts payable	1,037,483	389,397
Accrued expenses	357,903	264,551
Accrued expenses - related party	24,000	—
Net Cash Used In Operating Activities	(2,182,640)	(2,188,716)

Cash Flows From Investing Activities:
Cash paid in connection with acquisition of assets and intellectual property	—	(550,000)
Purchase of property equipment	(8,789)	(17,002)
Net Cash Used In Investing Activities	(8,789)	(567,002)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	268,045	153,000
Repayment from stockholder loans / lines of credit	(388,000)	(28,340)
Repayment of convertible notes	(231,000)	—
Proceeds from issuance of convertible notes	2,357,225	2,590,000
Proceeds from notes payable	170,000	—
Net Cash Provided by Financing Activities	2,176,270	2,714,660

Net Decrease in Cash	(15,159)	(41,058)

Cash at Beginning of Period	35,747	166,778

Cash at End of Period	$20,588	$125,720

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$4,418,964	$2,604,476
Conversion of common to preferred stock	$1,200	$—
Original debt discounts against derivative liabilities	$2,432,808	$2,437,128
Original issuance discounts	$93,614	$—
Shares issued in settlement of debt	$223,591	$—
Debt issuance costs	$107,875	$—

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2015 and 2014, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2015 and 2014.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0 and $2,491 for the nine months ended September 30, 2015 and 2014, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $0 and $4,630 for the nine months ended September 30, 2015 and 2014, respectively.

(I) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. Inventory is comprised of gift cards valued at $8,796 at September 30, 2015.

 (J) Identifiable Intangible Assets

As of September 30, 2015 and December 31, 2014, $7,500,275 of costs related to registering a trademark and acquiring technology rights[audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of September 30, 2015 and December 31, 2014, $7,613,952 and $8,338,121, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. However, the technology will be reviewed for impairment annually or more frequently if impairment indicators arise.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of September 30, 2015 and December 31, 2014, $1,620,000 of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through September 30, 2015, the Company recorded a liability and expensed $749,397 as royalty cost, related to the 20% fee, as of September 30, 2015, $30,000, has been paid. The remaining liability as of September 30, 2015, is $719,397 and is included in accounts payable.

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

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of September 30, 2015, $325,600 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $500,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 10% of such monies as soon as they are received.

In connection with funds raised through September 30, 2015, the Company recorded a liability and expensed $374,699 as royalty cost, related to the 10% fee, as of September 30, 2015, $40,000 has been paid. The remaining liability as of September 30, 2015, is $334,699 and is included in accounts payable.

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

(K) Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the nine months ended September 30, 2015 and 2014, respectively.

(L) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.

The computation of basic and diluted loss per share for the nine months ended September 30, 2015 and 2014, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2015	September 30, 2014

Stock Warrants (Exercise price - $0.25 - $.52/share)	—	3,550,000
Stock Options (Exercise price - $0.10 - $.50/share)	—	15,566,652
Convertible Debt (Exercise price - $0.07 - $.0817/share)	342,659,020	37,761,355
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	—

Total	467,659,020	56,878,007

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

(P) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, derivative liability, convertible note payable, and loan payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2015 and December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2015				December 31, 2014

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	3,353,133	-	3,353,133	$-	3,234,792	-	3,234,792

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

(V) Licensing & Distribution

On June 20, 2015, the Company entered into a license agreement with Santok LTD of United Kingdom (“Santok). The term of the agreement is three years. Santok will pay the Company a royalty fee of $1.50 for each licensed product. Santok guarantees to the Company a minimum total of 150,000 cumulative licensed product installation with a minimum total guaranteed value of $225,000 over the three years of the agreement. If the total royalty paid is less than the guaranteed value, Santok will pay the difference.

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold.

NOTE 2           GOING CONCERN

As reflected in the accompanying audited financial statements, the Company had a net loss of $7,553,002 for the nine months ended September 30, 2015, has an accumulated deficit of $44,689,347 as of September 30, 2015, and has negative cash flow from operations of $2,182,640 for the nine months ended September 30, 2015.

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

NOTE 3           DEBT

Debt consists of the following:

	As of	As of
	September 30, 2015	December 31, 2014

Line of credit - related party	$148,272	$268,227

Loan payable	180,000	—
Less: debt discount	(7,045)	—
Notes payable - net	172,955	—

Convertible debt	3,331,248	3,028,418
Less: debt discount	(1,390,468)	(1,691,065)
Convertible debt - net	1,940,780	1,337,353

Total current debt	2,262,007	$1,605,580

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2014	$268,227

Borrowings during the nine months ended September 30, 2015	264,000	4%	September 26, 2016
Interest accrual	4,045
Repayments	(388,000)
Balance - September 30, 2015	$148,272	4%	September 26, 2016

(B)	Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. For the nine month ended September 30, 2015, the balance of the note is 172,955, net of debt discount of $7,045.

(C) Convertible Debt

During the nine months ended September 30, 2015 and December 31, 2014, the Company issued convertible notes totaling $2,548,714 and $3,475,334, respectively. The Convertible notes issued for nine months ended September 30, 2015 and year ended December 31, 2014, consist of the following terms:

		Nine Months Ended	Year ended
		September 30, 2015	December 31, 2014
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - March 11, 2017	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$202,750	$—
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	230,000	253,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,041,764	1,006,500
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	130,095	—
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	61,283	79,886
Conversion terms 6	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,040,556	1,553,332
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	—
Conversion terms 8	Conversion at $0.10 per share	135,200	135,200
Conversion terms 9	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	400,000	—
Conversion terms 10	65% of the “Market Price”, which is the average of the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	54,600	—
Conversion terms 11	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	35,000	—
	Convertible Debt	3,331,248	3,028,418
	Less: debt discount	(1,390,468)	(1,691,065)
	Convertible debt - net	$1,940,780	$1,337,353

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

During the nine months ended September 30, 2015, the Company converted debt and accrued interest, totaling $2,119,208 into 91,247,292 shares of common stock.

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock. Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,907.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2014	3,028,418

Borrowings during the nine months ended September 30, 2015	2,548,714

Repayments	(231,000)

Conversion of debt to into 91,247,292 shares of common stock with a valuation of $2,119,208 ($0.017 - $0.042/share) including principal of $1,999,884 and accrued interest of $119,324	(1,999,884)

Forgiveness of debt	(15,000)

Convertible Debt Balance as of September 30, 2015	3,331,248

(D)	Debt Issue Costs

During the nine months ended September 30, 2015, the Company paid debt issue costs totaling $107,875.

The following is a summary of the Company’s debt issue costs:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Debt issue costs	$148,375	238,054
Accumulated amortization of debt issue costs	(75,634)	(212,901)

Debt issue costs - net	$57,859	25,156

During the nine months ended September 30, 2015 and 2014 the Company amortized $75,634 and $212,901 of debt issue costs, respectively.

(E)	Debt Discount & Original Issue Discount

During the nine months ended September 30, 2015 and December 31, 2014, the Company recorded debt discounts totaling $2,526,422 and $2,437,128, respectively.

The debt discount recorded in 2015 and 2014 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $2,819,974 and $2,307,966 during the nine months ended September 30, 2015 and 2014, respectively, to amortization of debt discount expense.

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Debt discount	$4,217,487	5,178,593
Accumulated amortization of debt discount	(2,819,974)	(3,382,710)

Debt discount - Net	$1,397,513	1,795,883

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2015 and 2014 and warrants issued in 2015 and 2014. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2014	$3,234,792

Fair value at the commitment date for new convertible instruments issued during the year	3,446,805
Fair value at the commitment date for warrants issued	—
Change in fair value of embedded derivative liability for warrants issued	18,604
Change in fair value of embedded derivative liability for convertible instruments	(1,020,841)
Change due to conversions	(2,299,776)
Change from extinguishment of debt	($26,451)
Derivative Liability -September 30, 2015	$3,353,133

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the nine months ended September 30, 2015 and 2014 of $1,013,997 and $210,725, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	133% - 221%	177% -328%
Expected term:	0.33 - 2 Years	0.08–1.45 Years
Risk free interest rate:	0.03% - 0.54%	0.0% - .0.56%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 140%
Expected term:	0.44 - 3 Years	0.16 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2015 and December 31, 2014, respectively, property and equipment is as follows:

	September 30, 2015	December 31, 2014

Website Development	$294,795	$294,795
Furniture and Equipment	99,881	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,578	2,247
Office Equipment	80,110	71,652
Domain Name	1,500	1,500
Sign	628	628
Total	539,962	531,173
Less: accumulated depreciation and amortization	(401,149)	(342,277)
Property and Equipment, Net	$138,813	$188,896

Depreciation/amortization expense for the three and nine months ended September 30, 2015 totaled $20,017 and $58,871, respectively.

Depreciation/amortization expense for the three and nine months ended September 30, 2014 totaled $16,870 and $57,626, respectively.

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

On August 19, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 280,000,000 shares of common stock from 570,000,000 million shares of common stock to 850,000,000 shares of common stock.

(A) Common Stock

During the nine months ended September 30, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	91,247,292	$2,119,188	$0.012 - $0.042
Services - rendered	6,048,324	202,124	$0.02-$0.07
Return of shares	(120,000,000)	—	$0.000010
Conversion of line of credit in common stock	5,000,000	148,500	$0.03
Total shares issued	(17,704,384)	$2,469,812

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the nine months ended September 30, 2015, the Company converted debt and accrued interest, totaling $2,119,188 and 91,247,292 shares of common stock.

2. Services Rendered

On September l1, 2015, the Company issued 1,000,000 shares of common stock to employee having a fair value of $23,800 ($0.024/sh.) in exchange for services.

On September 10, 2015, the Company issued 2,048,324 shares of common stock having a fair value of $62,679($0.031/sh.) in exchange for legal services of 138,433. This resulted in a gain on settlement of $75,954.

On July 28, 2015, the Company issued 1,000,000 shares of common stock having a fair value of $38,000 ($0.038/sh) in exchange for legal services.

On June 1, 2015 the Company issued 125,000 shares of common stock to employee having a fair value of $6,000 ($0.048) in exchange for services.

On May 4, 2015, the Company issued 200,000 shares of common stock having a fair value of $10,700 ($0.054/sh) in exchange for consulting services.

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

On March 1, 2015, the Company issued 375,000 shares of common stock to employees having a fair value of $20,725 ($0.040 – 0.063) in exchange for services.

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

4. Conversion of line of credit into Common shares

On April 1, 2015, the principal stockholder converted $150,000 of the line of credit owed into 5,000,000 shares of common stock at $0.03 per share.

 (B) Stock Warrants

The following tables summarize all warrant grants as of September 30, 2015, and the related changes during these periods are presented below:

Balance, December 31, 2014	3,750,000	$0.38	1.7

Granted	—	$—
Exercised	—	$—
Cancelled/Forfeited	(200,000)	$—
Balance, September 30, 2015	3,550,000	$0.38	1.3

 A summary of all outstanding and exercisable warrants as of September 30, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.16	$—
$0.40	2,850,000	2,850,000	0.99	$—
$0.45	500,000	500,000	0.25	$—

	3,550,000	3,550,000	1.0 years	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	2.90	$—
$0.25	200,000	200,000	0.44	$—
$0.40	2,850,000	2,850,000	1.73	$—
$0.45	500,000	500,000	1.00	$—

	3,750,000	3,750,000	1.7 years	$—

(C) Stock Options

The following tables summarize all option grants as of September 30, 2015, and the related changes during these periods are presented below:

Outstanding - December 31, 2014	15,566,652	0.13	1.32
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - September 30, 2015	15,566,652	—	0.57
Exercisable - September 30, 2015	15,566,652

(D) Intangibles

As of September 30, 2015 and December 31, 2014, the Company owns certain trademarks and technology rights.    See Note 1 (I).

Intangible assets were comprised of the following at September 30, 2015 and December 31, 2014:

	Useful Life	September 30, 2015	December 31, 2014

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Software	3 Years	—	—
Other	Indefinite	275	275
Accumulated amortization		(2,152,026)	(1,361,257)

Net carrying value		$17,059,826	$17,850,595

For the nine months ended September 30, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $790,769 and $482,779, respectively, and was included in general and administrative expenses in the statement of operations.

NOTE 7         COMMITMENTS

(A) Employment Agreement

On September 11, 2015, the Company executed an employment agreement with an employee. The term of the agreement is for three years.   As compensation for services, the employee will receive a monthly compensation of $12,000.  In addition, the employee will receive up to 2,000,000 shares of common stock. The first 1,000,000 shares will be paid upon execution of Agreement. For the nine months ended September 30, 2015, the Company recorded $23,800 in expense for 1,000,000 shares of common stock at ($0.024/share) based on the trading price. The second 1,000,000 shares will be paid in month 13 of the agreement in lieu of the $12,000 that would be paid in that month. For the nine months ended September 30, 2015, the Company recorded $23,800 in stock based compensation payable for 1,000,000 shares of common stock at ($0.024/share) based on the trading price.

(B) Consulting Agreement

On July 28, 2015, the Company entered into a new engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel for a twelve month period, or until July 28, 2016, as amended until September 28, 2016 pursuant to which the Company will pay legal counsel $40,000 in fully vested shares of restricted common stock of the Company valued at ($0.038) per share for those services, which stock consideration will be issued to McMenamin Law Group on or before January 5, 2016. For the nine months ended September 30, 2015, the Company recorded $38,000 in legal expense for 1,000,000 shares of common stock at ($0.038/share) based on the trading price.

On June 11, 2015, the Company entered into a consulting services agreement with two consultants. The agreement will continue until September 10, 2015. In connection with this agreement, the consultant shall be paid $6,000 per month and receive up to 100,000 shares of common stock each upon completion, submission and approval of the first stage of working APP. An additional 100,000 shares will be issued upon the completion, submission and approval of the second stage working APP. As of September 30, 2015, the Company recorded $9,200 in stock based compensation payable for 200,000 shares of common stock at ($0.046/share) based on the trading price.

On May 4, 2015, the Company entered into a consulting services agreement. The agreement will remain in effect for three years. In connection with this agreement, the consultant shall be paid $7,500 per month and receive 200,000 shares of common stock upon the execution of the agreement. An additional 200,000 shares of common still will be grated within 10 days of achieving each of the following milestones, whichever comes first, up to one million shares of stock based on marketing goals. On July 2, 2015, the Company issued 200,000 shares of common stock having a fair value of $ 10,700 ($0.0535/sh) in exchange for consulting services agreement dated May 4, 2015.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For three months September 30, 2015, the Company recorded $4,455 in stock based compensation.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For nine months September 30, 2015, the Company recorded $4,455 in stock based compensation.

On March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and 5,000 per month. The agreement will continue until June 17, 2015. For nine months September 30, 2015, the Company recorded $8,910 in stock based compensation.

On February 18, 2015, the Company entered into service agreement for a period of two years with the Company’s transfer agent for a period from September 23, 2014 to September 23, 2016. In consideration for these services, during the nine months ended September 30, 2015, 700,000 shares of fully vested common stock valued at $22,400 ($0.03/share) were granted.

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

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute The parties are in the process of completing written discovery. The matter is set for Trial on March 14, 2016. This lawsuit will be vigorously defended and prosecuted. , The Company believes there is a strong likelihood of success on the merits with respect to the defending and prosecuting this action.

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

MaxD v. VSL, et al. This is an arbitration action brought by the Company against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. The Company avers that respondents have failed to comply with their contractual obligations. The parties are in the process of identifying arbitrators. Further, the Company is in the process of seeking to confirm a preliminary injunction award against respondents in the San Diego Superior Court.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 9        SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of approximately $523,611 in convertible debt comprised of principal and accrued interest into approximately 40,870,259 common shares.

On October 1, 2015, the Company issued 200,000 shares of common stock having a fair value of $4,000 ($0.02/sh) in exchange for consulting services agreement dated June 11, 2015.

On April 24, 2015, the Company entered into a convertible noteup to $110,250. The Company received $95,000 on October 26, 2015 less $15,250 in original issue discount and legal costs. The note matures on April 21, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On October 7, 2015, the Company entered into a convertible noteup to$1,000,000. The note matures on October 7, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $1,000,000 of proceeds on October 13, 2015.

On October 7, 2015, the Company entered into a convertible note up to$115,500. The note matures on February 27, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 on October 8, 2015.

On October 26, 2015, the Company entered into an agreement whereby the Company will issue up to $1,000,000. The note matures on October 26, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $1,000,000 of proceeds on October 28, 2015.

Subsequent to September 30, 2015, the Company repaid $130,000 to the principal stockholder under the terms of the line of credit.

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

Results of Operations

For the three months ended September 30, 2015 and for the three months ended September 30, 2014.

General and Administrative Expenses: Our general and administrative expenses were $611,463 for the three months ended September 30, 2015 and $818,155 for the three months ended September 30, 2014, representing a decrease of $206,692, or approximately 25%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $117,889 for the three months ended September 30, 2015 and $131,885 for the three months ended September 30, 2014, representing a decrease of $13,996, or approximately 24%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $653,340 for the three months ended September 30, 2015 and $253,015 for the three months ended September 30, 2014, representing an increase of $400,325, or approximately 158%, as a result of increased legal fees.

Compensation: Our compensation expenses were $238,046 for the three months ended September 30, 2015 and $250,800 for the three months ended September 30, 2014, representing a decrease of $12,754, or approximately 5%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended September 30, 2015 was $2,748,254, compared to net loss of $2,987,332 for the three months ended September 30, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the nine months ended September 30, 2015 and for the nine months ended September 30, 2014.

General and Administrative Expenses: Our general and administrative expenses were $2,228,127 for the nine months ended September 30, 2015 and $2,498,762 for the nine months ended September 30, 2014, representing a decrease of $270,635, or approximately 10.83%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $362,438 for the three months ended September 30, 2015 and $406,590 for the nine months ended September 30, 2014, representing a decrease of $44,152, or approximately 11%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $990,617 for the nine months ended September 30, 2015 and $659,347 for the nine months ended September 30, 2014, representing an increase of $331,270 or approximately 50%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $707,346 for the nine months ended September 30, 2015 and $754,000 for the nine months ended September 30, 2014, representing a decrease of $46,554, or approximately 6%, as a result of our expensing of monthly compensation to our CFO, CEO, CIO and to our CTO pursuant to their employment agreements.

Net Loss: Our net loss for the three months ended September 30, 2015 was $7,553,002, compared to net loss of $7,132,076 for the nine months ended September 30, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2015 and 2014, were $0 and $2,491, respectively. We have an accumulated deficit of $44,689,347 for the period from December 9, 2005 (inception) to September 30, 2015, and have negative cash flow from operations of $2,182,640 for the nine months ended September 30, 2015.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2015, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the three months ended September 30, 2015:

On July 2, 2015, the Company entered into a convertible note up to $104,000. The Company received $100,000 of proceeds less and $4,000 in legal costs. The note matures on March 26, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest three trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On July 2, 2015, the Company entered into a convertible note up to $35,000. The Company received $30,250 of proceeds, less $1,750 in original issue discount and $3,000 in legal costs. The note matures on July 2, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading price for the common stock during the lower of (i) ten (10) trading days period prior to the conversion or (ii) ten (10) trading days immediately preceding the issuance date of the Note. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On July 13, 2015, the Company entered into a convertible note up to $35,000. The Company received $30,250 of proceeds, less $1,750 in original issue discount and $3,025 in legal costs. The note matures on July 13, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading price for the common stock during the lower of (i) ten (10) trading days period prior to the conversion or (ii) ten (10) trading days immediately preceding the issuance date of the Note. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On July 28, 2015, the Company entered into a convertible note up to $37,000. The Company received $35,000 of proceeds, less $2,000 in legal costs. The note matures on July 29, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months .

On August 4, 2015, the Company entered into a convertible note up to $57,500. The Company received $54,750 of proceeds less and $2,750 in legal costs. The note matures on August 4, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On August 7, 2015, the Company entered into a convertible note up to $143,889. The Company received $125,000 of proceeds less and $5,000 in legal costs and $13,889 in original issue discount. The note matures on August 7, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On August 19, 2015, the Company entered into a convertible note up to $55,750. The Company received $50,000 of proceeds less $5,750 in legal costs. The note matures on May 19, 2016 and bears an interest charge of 10%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On August 25, 2015, the Company entered into a convertible note up to $36,750. The Company received $31,500 of proceeds less and $3,500 in legal costs and $1,750 in original issue discount .The note matures on February 25, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On September 11, 2015, the Company into a convertible note up to $30,975. The Company received $26,250 of proceeds less and $3,250 in legal costs and $1,475 in original issue discount. The note matures on September 11, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after  six months.

On September 11, 2015, the Company entered into a convertible note up to $35,000. The Company received $30,000 of proceeds less and $3,000 in legal costs and $2,000 in original issue discount . The note matures on September 11, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price which is 66% of the lowest trading price for the common stock during the lower of (i) fifteen (15) trading days period prior to the conversion or (ii) fifteen (15) trading days prior to September 11, 2015. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On September 15, 2015, the Company entered into a convertible note up to $50,000. The Company received $46,500 of proceeds less and $3,500 in legal costs. The note matures on March 15, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months .

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. For the nine month ended September 30, 2015, the balance of the note is 172,955, net of debt discount of $7,045.

During the nine months ended September 30, 2015 and December 31, 2014, the Company issued convertible notes totaling $2,548,714 and $3,475,334, respectively. The Convertible notes issued for nine months ended September 30, 2015 and year ended December 31, 2014, consist of the following terms:

		Nine Months Ended	Year ended
		September 30, 2015	December 31, 2014
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - March 11, 2017	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	$202,750	$—
Conversion terms 2	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	230,000	253,500
Conversion terms 3	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,041,764	1,006,500
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	130,095	—
Conversion terms 5	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	61,283	79,886
Conversion terms 6	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,040,556	1,553,332
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	—
Conversion terms 8	Conversion at $0.10 per share	135,200	135,200
Conversion terms 9	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	400,000	—
Conversion terms 10	65% of the “Market Price”, which is the average of the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	54,600	—
Conversion terms 11	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	35,000	—
	Convertible Debt	3,331,248	3,028,418
	Less: debt discount	(1,390,468)	(1,691,065)
	Convertible debt - net	$1,940,780	$1,337,353

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

During the three months ended September 30, 2015, the principal stockholder loaned an additional $123,000 and was repaid $20,000.  As of September 30, 2015, the line of credit balance including accrued interest totaled $148,272.

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. For the nine month ended September 30, 2015, the balance of the note is 172,955, net of debt discount of $7,045

In the event that we are unable to obtain additional financing and/or funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $1,103 in revenue for the three months ended September 30, 2015 and $0 and $2,491 in revenue for the nine months ended September 30, 2014.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures.Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See NOTE 8 titled LITIGATION for information on Legal Proceedings.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of our capital-raising activities for the three months ended September 30, 2015 and underlying terms:

On July 6, 2015, the Company entered into a conversion agreement with EMA Financial, LLC relating to a convertible promissory note dated December 11, 2014, with the original principal amount of $105,500 for 930,000 shares based on a conversion price of $0.021 per share (See Note 6).

On July 9, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for1,046,025 shares based on a conversion price of $0.024 per share (See Note 6).

On July 22, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 1,118,568 shares based on a conversion price of $0.022 per share (See Note 6).

On July 22, 2015, the Company entered into a conversion agreement with EMA Financial, LLC relating to a convertible promissory note dated December 11, 2014, with the original principal amount of $105,500 for 756,600 shares based on a conversion price of $0.020 per share (See Note 6).

On July 29, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 1,339,286 shares based on a conversion price of $0.022 per share (See Note 6).

On August 5, 2015, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated May 19, 2015 with the original principal amount of $110,000 for 1,987,804 shares based on a conversion price of $0.019 per share (See Note 6).

On August 10, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 1,336,303 shares based on a conversion price of $0.022 per share (See Note 6).

On August 21, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated June 11, 2014 with the original principal amount of $282,776 for 1,877,883 shares based on a conversion price of $0.019 per share (See Note 6).

On August 25, 2015, the Company entered into a conversion agreement with EMA Financial, LLC relating to a convertible promissory note dated December 11, 2014, with the original principal amount of $105,500 for 937,910 shares based on a conversion price of $0.016 per share (See Note 6).

On September 2, 2015, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated February 25, 2015 with the original principal amount of $36,750 for 750,000 shares based on a conversion price of $0.033 per share (See Note 6).

On September 3, 2015, the Company entered into a conversion agreement with EMA Financial, LLC relating to a convertible promissory note dated December 11, 2014, with the original principal amount of $105,500 for 672,371 shares based on a conversion price of $0.016 per share (See Note 6).

On September 3, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,000 for 305,250 shares based on a conversion price of $0.016 per share (See Note 6).

On September 8, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,000 for 1,221,001 shares based on a conversion price of $0.016 per share (See Note 6).

On September 9, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated February 27, 2014 with the original principal amount of $222,778 for 1,907,184 shares based on a conversion price of $0.016 per share (See Note 6).

On September 11, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,000 for 2,000,000 shares based on a conversion price of $0.014 per share (See Note 6).

On September 14, 2015, the Company entered into a conversion agreement with EMA Financial, LLC relating to a convertible promissory note dated December 11, 2014, with the original principal amount of $105,500 for 749,133 shares based on a conversion price of $0.014 per share (See Note 6).

On September 15, 2015, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated March 11, 2015 with the original principal amount of $166,667 for 1,500,000 shares based on a conversion price of $0.015 per share (See Note 6).

On September 21, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,000 for 900,000 shares based on a conversion price of $0.014 per share (See Note 6).

On September 21, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated march 17, 2015, with the original principal amount of $110,250 for 349,650 shares based on a conversion price of $0.014 per share (See Note 6)

On September 24, 2015, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated march 11, 2015 with the original principal amount of $166,667 for 1,600,000 shares based on a conversion price of $0.024 per share (See Note 6).

On September 29, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 2,416,432 shares based on a conversion price of $0.033 per share (See Note 6).

On September 30, 2015, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated February 25, 2015 with the original principal amount of $36,750 for 2,047,764 shares based on a conversion price of $0.033 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 7.2.15 issued to HIGHTREE CAPITAL, LLC
10.2	Convertible Redeemable Note, Dated 7.28.15 issued to OAKMORE OPPORTUNITY FUND I LP
10.3	Convertible Redeemable Note, Dated 7.13.15 issued to ZSP CAPITAL, LLC
10.4	Convertible Redeemable Note, Dated 8.4.15 issued to LG CAPITAL FUNDING, LLC
10.5	Convertible Redeemable Note, Dated 8.7.15 issued to ILIAD RESEARCH & TRADING L.P
10.6	Convertible Redeemable Note, Dated 8.19.15 issued to AUCTUS FUND, LLC
10.7	Convertible Redeemable Note, Dated 9.11.15 issued to F&S CAPITAL PARTNERS USA, LLC
10.8	Convertible Redeemable Note, Dated 9.11.15 issued to GW HOLDING GROUP, LLC
10.9	Convertible Redeemable Note, Dated 9.15.15 issued to JSJ INVESTMENTS INC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer
(Principal Financial and Accounting Officer)