Form 10-K
period 2015-12-31
Max Sound Corp
filed 2016-03-30
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code: 800-327-(MAXD)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.00001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2016 as approximately $3,821,090.

As of March 24, 2016, the registrant had 647,642,452 shares issued and outstanding.

Documents Incorporated by Reference:

None.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	8
ITEM 1B.	UNRESOLVED STAFF COMMENTS	8
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	MINE SAFETY DISCLOSURES	8

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
ITEM 6.	SELECTED FINANCIAL DATA	6
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	44
ITEM 9A.	CONTROLS AND PROCEDURES	44

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	44
ITEM 11.	EXECUTIVE COMPENSATION	45
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	47
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	47

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	48

SIGNATURES		49

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

MAX Sound Corporation owns the worldwide rights to all fields of use to MAX-D HD Audio, which was invented by Lloyd Trammell, a top sound designer and audio engineer who helped develop and sell the first working Surround Sound System to Hughes Aircraft.  Mr. Trammell, also developed MIDI for Korg and owns five patents in dimensional sound processing.  We believe that MAX-D is to Audio what High Definition is to Video.  MAX-D works by converting all audio files to their highest possible acoustically perfect equivalent without increasing files size or bandwidth usage.

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. MAXD has since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets.

No later than June 20, 2014, MAXD entered into a representation agreement with VSL Communications, Inc., making MAXD the exclusive agent to VSL to enforce all rights with respect to patented technology owned and controlled by VSL. In particular, the Company announced that it had acquired a worldwide license and representation rights to a patented video and data technology “Optimized Data Transmission System and Method” which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represents thirty three times reduction associated with transport cost and the time it takes for the video or digital content to be viewed by an end-user. As described more fully in the Legal Proceedings Section, The Company has since filed suit against Google, Inc., YouTube, LLC, and On2 Technologies, Inc., alleging willful infringement of the patent.

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

The Company has a small and efficient staff of 10, including employees and sub-contractors, which has established business relationships with the leading companies in the Smartphone, Tablet, Chip, Music and Consumer Retail business. The Company is now executing its “Go To Market” strategy and sales programs as a first market mover solving the degraded compressed audio issues plaguing the audio currently being consumed. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the exploding smartphone tablet device phenomenon.

Qualcomm

The Company continues to pursue and renew its license with Qualcomm that enables our MAX-D technology to be on Qualcomm’s Snapdragon DSP.  The license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice.  By residing on the Qualcomm Snapdragon DSP, the MAX-D HD Audio Technology will have the ability to control and convert to HD Audio up to 8 audio processes simultaneously. This will include Cellular Voice transmission and termination, streaming video, streaming audio and all content stored on the device in memory. Qualcomm currently has a significant portion of the entire global chip market for all smartphones and tablets and they believe their growth rate mirrors the industry. We anticipate a strong adoption from the OEMs licensing the MAX-D technology. Now that MAX-D is part of the Snapdragon Chip, we believe MAX-D can be successfully deployed on the chip, and will have the ability to be offered to Qualcomm’s OEM’s on potentially hundreds of millions of devices every quarter.

Since the Company’s debut at the Qualcomm Upling conference in San Diego, we remain engaged with some of the largest OEM’s in the smart phone device market. Our sales and marketing team are continuing in advanced high-level strategic meetings with industry leaders in the chip manufacturing and device hardware sectors. The Company is operating under several NDA’s and R&D Test Agreements with today’s most well known industry to implement and license the MAX-D HD onto their platforms.

About MAX-D:

The MAX-D software improves the sound heard from any device. Consumers have unknowingly sacrificed better audio quality for portable convenience and MAX-D rectifies this problem by:

analyzing what content is missing from the compressed audio signal; dynamically resynthesizing lost harmonics and natural sound fields in real time; maximizing the output potential of any device without increasing original file size; and without requiring consumers or OEM’s to change equipment or infrastructure.

MAX-D Benefits:Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth; High-resolution audio reproduction with an omni-directional sound field using only two speakers; “Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity

MAX-D Markets:

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

The Company is making positive inroads in the motion picture industry. Many of the post-production facilities are now requesting a MAX-D HD Box. The Max-D HD box is a small Windows-based computer that allows audio engineers to apply our patent pending MAX-D HD Audio technology to protect the original audio quality as it is compressed and distributed downstream throughout the internet in all compressed formats. We now have internal testing boxes completed, and anticipate delivering the first boxes to several markets in Q3 2016, and one of the top post film production houses is now engaged with us negotiating their first feature film deal to employ MAX-D HD Audio.

MAX-D Revenue Model:

The Company expects to derive its revenue through the licensing of its MAX-D technology.  The Company is negotiating the licensing of its HD Audio Technology onto hardware and software across the primary vertical markets in Entertainment, Multi-media and Mobile Communications technology.

In 2015, the Company nearly tripled its Mobile App user base (with no dedicated marketing budget being employed –until we expect later in 2016). We currently have over 200,000 subscribers on the free version of our HD Audio App for MP3’s on Android andApple which supports iPhones and iPads.

In addition, the Company anticipates a Q2 2016 launch of a new streaming capable freemium app. This app which would offer millions of consumers a Max-D HD Audio experience with several revenue producing subscription add-ons and upgrades.

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

MAX-D Dynamic Software Module: Max Sound has delivered and is working to implement an application programming interface (“API”) for all Internet applications to process all audio/video content streamed or downloaded by consumers. Viable target candidates within the next 24 months include streaming movie and music services. Companies selling downloaded MP3’s are also expected to find immense value in our technology due to their dominance in web-based audio and video. This Module is a lossless dynamic process requiring no destructive encoding or decoding and needs no additional hardware or critical monitoring stage after processing.  In addition, no specialized decoder is necessary on any audio system.

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

MAX-D HD Audio Technology requires no equipment changeover and can be embedded into any product (e.g. speakers, headphones, mobile devices), or online content delivery systems (e.g. streaming, cable, video games) to provide better sounding audio.

Market

MAX-D products and services are designed and intended to solve problems and add value to audio components of several separate industries, including consumer electronics, motion picture, broadcasting, video game, recording, cell phone, internet, and VOIP applications.

The Company is now positioned to pursue the following expansion strategies:

•                     Re-launch MAX-D audio on the Qualcomm Snapdragon DSP, which stands to make MAX-D audio available on potentially hundreds of millions of devices that can be licensed OEMs around the world.

•                     Grow the MAX-D HD Audio Apps user base and begin selling a paid version of the App.

•                     Deploy MAX-D APIs for use in streaming online Video/Audio and stand-alone Audio services.

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

Intellectual Property

Max-D and HD Audio technologies and designs are Patent Pending and Trademarked. On February 8, 2011, the words “Max Sound” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705, and the words “HD Audio” are pending under Serial Number 85232456 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

The Company is in the process of filing 17 additional patents for its technology.

Research and Development

The Company throughout 2015 has continued to focus on research and development initiatives concerning the MAX-D HD Audio Technologies now that the Company is entering into the licensing phase. The Company is working with strategic partners who are now integrating or assisting with the development of the Company’s application on their respective platforms. The Company’s development team is concentrating on enhancing the existing MAX-D HD, and is also developing additional API interfaces to include32 and 64 bit options. The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including audio hardware such as speakers and audio receivers including car smart head units. In 2014, the Company completed testing for industry the MAX-D HD Audio boxes and the MAXD –D Accurate Voice. Significantly, in 2015 the Company achieved breakthroughs in the software development of MAX-D HD for Android OS, Windows OS, Apple OS, a universal MAX-D APIand development activities relating to the build-out for the Company’s App for Windows Linux and IOS, as well as the MAX-D’s 300 KB API.

Employees

As of December 31, 2015, we had 10 employees, of which all were full-time. Since that time, the Company had reduced its overhead and staff by 6 employees.

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

Over the next twelve months, our focus will be on achieving and implementing the following:

•                     The marketing of the MAX-D Android and Windows APP for tablets and smartphones in addition to an APP that will run on the Apple OS into the direct consumer market. This includes the ability to upgrade to a paid version and stream content through the MAX-D Apps.

•                     MAX-D is in the Qualcomm Snapdragon DSP through the Hexagon program. We will seek adoption of the MAX-D HD Audio Technology by Qualcomm’s OEMs.

•                     Deployment of Max Sound HD Audio appliances for key industry engineers and internet streaming companies allowing them to broadcast in MAX-D.

Long-Term Goals

•                     Increase Max Sound’s customer base substantially producing large consumer adoption and branding.

•                     Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2016.

•                     Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.

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

ITEM 2.         PROPERTIES.

Office Arrangements and Operational Activities

In November 2010, we leased our MAX-D post-production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one-year renewable options. In February 2016 the Company terminated its month-to-month lease at this address.

ITEM 3.         LEGAL PROCEEDINGS.

See NOTE 8 titled LITIGATION for information on Legal Proceedings.

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

Price

	High	Low
2014
First quarter	$.22	$.09
Second quarter	$.18	$.08
Third quarter	$.28	$.08
Fourth quarter	$.13	$.08

2015
First quarter	$.07	$.02
Second quarter	$.10	$.03
Third quarter	$.04	$.02
Fourth quarter	$.05	$.01

Holders

As of December 31, 2015, in accordance with our transfer agent records, we had 2272 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

None.

Stock Option Grants

See NOTE 6 - STOCKHOLDERS’ EQUITY, Section 2(c)

Recent Sales of Unregistered Securities

Note Conversions

See NOTE 3 - DEBT

Compensation-based Issuances

See NOTE 7 - COMMITMENTS

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

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“Liquid Spins”).  Pursuant to the Asset Purchase Agreement, the assets of Liquid Spins were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  The assets of Liquid Spins purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets. During 2015, the Company reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $15,703,617 that is recorded as impairment loss on intangible asset.

The Company has entered into agreements with a few technology companies’ to use our HD Audio solution, and is in negotiations with several other multi-media companies that we believe will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at maxd.audio.com. The MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets.

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2016.

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

Results of Operations

For the year ended December 31, 2015 and for the year ended December 31, 2014.

General and Administrative Expenses: Our general and administrative expenses were $3,014,325 for the year ended December 31, 2015 and $3,090,128 for the year ended December 31, 2014, representing a decrease of 75,803, or approximately 2.45%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $437,113 for the year ended December 31, 2015 and $505,597 for the year ended December 31, 2014, representing a decrease of $68,484, or approximately 14%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $1,091,709 for the year ended December 31, 2015 and $1,025,241 for the year ended December 31, 2014, representing an increase of $64,968 or approximately 6%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $946,596 for the year ended December 31, 2015 and $1,004,800 for the year ended December 31, 2014, representing a decrease of $58,204, or approximately 6%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the year ended December 31, 2015 was $26,158,686, compared to net loss of $9,863,929 for the year ended December 31, 2014. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset..

Liquidity and Capital Resources

Revenues for the year ended December 31, 2015 and 2014, were $0 and $2,491, respectively. We have an accumulated deficit of $63,295,031 for the period from December 9, 2005 (inception) to December 31, 2015, and have negative cash flow from operations of $3,682,458 for the year ended December 31, 2015.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2015, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the year ended December 31, 2015:

On October 7, 2015, the Company entered into a convertible note up to$1,000,000. The note matures on October 7, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the three lowest trading prices for the common stock during the three (3) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $1,000,000 of proceeds on October 13, 2015.

On October 7, 2015, the Company entered into a convertible note up to $115,500. The note matures on February 27, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 on October 8, 2015.

On October 21, 2015, the Company entered into an agreement whereby the Company will issue up to $110,250. The note matures on March 17, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $33,000 of proceeds on October 21, 2015.

On October 26, 2015, the Company entered into an agreement whereby the Company will issue up to $1,000,000. The note matures on October 26, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the three lowest trading prices for the common stock during the three (3) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $1,000,000 of proceeds on October 28, 2015.

On October 31, 2015, the Company entered into a convertible note up to $218,325. The Company received $200,000 of proceeds less and $5,000 in legal costs and $13,325 in original issue discount. The note matures on October 31, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period including the day the conversion notice is received. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On November 11, 2015, the Company entered into a convertible, whereby the Company will issue up to $111,111 in a convertible note. The Company received $100,000 of proceeds less $11,111 in original issue discount. The note matures on November 30, 2016 and bears a onetime interest charge of 5% after 90 days.  The conversion price equals the “Variable Conversion Price”, which is 70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding an unpaid principal amount into shares of common stock after six months.

On November 23, 2015, the Company entered into a convertible note up to $110,000. The Company received $100,000 of proceeds less and $10,000 in original issue discount. The note matures on November 23, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On November 30, 2015, the Company entered into a convertible note up to $143,889. The Company received $125,000 of proceeds less and $5,000 in legal costs and $13,889 in original issue discount. The note matures on November 30, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest two trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

During the years ended December 31, 2015 and December 31, 2014, the Company issued convertible notes totaling $4,601,852 and $3,028,418, respectively. The Convertible notes issued for year ended December 31, 2015 and year ended December 31, 2014 consist of the following terms:

		Year ended	Year ended
		December 31, 2015	December 31, 2014
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	2,104,000	253,500
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	420,410	1,006,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	111,111	—
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	—	79,886
Conversion terms 5	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	787,778	1,553,332
Conversion terms 6	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	35,000	—
Conversion terms 7	Conversion at $0.10 per share	135,200	135,200
Conversion terms 8	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	282,000	—
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	390,778	—
Conversion terms 10	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	150,250	—
Conversion terms 11	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	218,325	—
	Convertible Debt	4,634,852	3,028,418
	Less: Debt Discount	(2,658,213)	(1,691,065)
	Convertible Debt - net	$1,976,639	$1,337,353

Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of our capital-raising activities for the three months ended December 31, 2015 and underlying terms:

On December 29, 2015, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated June 22, 2015 with the original principal amount of $150,000 for 5,482,456 shares based on a conversion price of $0.009 per share (See Note 6).

On October 23, 2015, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 8,957,146 shares based on a conversion price of $0.013 per share (See Note 6).

On December 22, 2015, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 922,503 shares based on a conversion price of $0.011 per share (See Note 6).

On December 29, 2015, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 951,862 shares based on a conversion price of $0.011 per share (See Note 6).

On October 22, 2015, the Company entered into a conversion agreement with Horberg Enterprises Limited Partnership relating to a convertible promissory note dated August 21, 2015 with the original principal amount of $250,000 for 1,183,432 shares based on a conversion price of $0.013 per share (See Note 6).

On October 26, 2015, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated August 25, 2015 with the original principal amount of $36,750 for 2,100,000 shares based on a conversion price of $0.013 per share (See Note 6).

On October 7, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 2,274,107 shares based on a conversion price of $0.013 per share (See Note 6).

On October 8, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 396,510 shares based on a conversion price of $0.013 per share (See Note 6).

On October 14, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 1,586,042 shares based on a conversion price of $0.013 per share (See Note 6).

On October 15, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 2,379,064 shares based on a conversion price of $0.013 per share (See Note 6).

On October 20, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 1,586,042 shares based on a conversion price of $0.013 per share (See Note 6).

On October 22, 2015, the Company entered into a conversion agreement with Toledo Advisors, LLC relating to a convertible promissory note dated February 27, 2015, with the original principal amount of $115,500 for 3,232,736 shares based on a conversion price of $0.013 per share (See Note 6)

On October 6, 2015, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated March 11, 2015 with the original principal amount of $166,667 for 2,000,000 shares based on a conversion price of $0.013 per share (See Note 6).

On October 14, 2015, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated March 11, 2015 with the original principal amount of $166,667 for 4,900,000 shares based on a conversion price of $0.013 per share (See Note 6).

On December 9, 2015, the Company entered into a conversion agreement with JMJ Financial relating to a convertible promissory note dated March 11, 2015 with the original principal amount of $166,667 for 3,114,503 shares based on a conversion price of $0.014 per share (See Note 6).

On October 8, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 793,021 shares based on a conversion price of $0.013 per share (See Note 6)

On October 14, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 1,171,417 shares based on a conversion price of $0.013 per share (See Note 6)

On December 1, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 449,843 shares based on a conversion price of $0.011 per share (See Note 6)

On December 30, 2015, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 778,968 shares based on a conversion price of $0.010 per share (See Note 6)

On October 13, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 2,407,898 shares based on a conversion price of $0.012 per share (See Note 6).

On October 21, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 3,971,721 shares based on a conversion price of $0.013 per share (See Note 6).

On October 29, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 1,931,123 shares based on a conversion price of $0.016 per share (See Note 6).

On November 9, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 1,748,252 shares based on a conversion price of $0.017 per share (See Note 6).

On November 23, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 1,644,376 shares based on a conversion price of $0.018 per share (See Note 6).

On November 30, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 2,021,427 shares based on a conversion price of $0.015 per share (See Note 6).

On December 15, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 2,683,363 shares based on a conversion price of $0.015 per share (See Note 6).

On December 23, 2015, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 2,758,367 shares based on a conversion price of $0.015 per share (See Note 6).

On December 31, 2015, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated February 25, 2015 with the original principal amount of $36,750 for 2,047,764 shares based on a conversion price of $0.033 per share (See Note 6).

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Loans and Advances

We have entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and matured and expired in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2015.  Interest will accrue on each advance at an annual rate of 4%. As of December 31, 2013, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.  We believe that the $1,000,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2016 to continue marketing the Max Sound HD Audio Technology aggressively to Multi-Media Industry Users of Audio and Audio with Video products.

In 2015, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $264,000 of which it has repaid $536,000.  As of December 31, 2015, the balance including accrued interest on the line of credit is $473.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

During the year ended December 31, 2015, the principal stockholder was repaid $536,000.  As of December 31, 2015, the line of credit balance including accrued interest totaled $473.

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note is $0, and was fully repaid.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $2,491 in revenue for the years months ended December 31, 2015and 2014, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition.  If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  For the year ended December 31, 2015, the Company completed an impairment analysis on its' long-lived assets, their technology rights, and determined that no impairment was necessary.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $16,796,237 of intangible assets. For the year ended December 31, 2015, $15,703,616 impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market.

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

See NOTE 3 - SUBSEQUENT EVENTS

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including changes in interest rates and currency exchange rates.  We have not undertaken any specific actions to limit those exposures.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM.

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2015 AND AS OF DECEMBER 31, 2014.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corporation

We have audited the accompanying balance sheet of Max Sound Corporation (the "Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Max Sound Corporation

We have audited the accompanying balance sheet of Max Sound Corporation as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. Max Sound Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Max Sound Corporation as of December 31, 2014, and the results of its operations and its cash flows for year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 01, 2015

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410

PHONE: (561) 656-0818  FAX (561) 658-0245

www.aswiftcpa.com

Max Sound Corporation

Balance Sheet

ASSETS
	December 31, 2015	December 31, 2014

Current Assets
Cash	$211,064	$35,747
Inventory	—	38,071
Prepaid expenses	82,681	30,207
Debt offering costs - net	36,699	27,456
Total Current Assets	330,444	131,481

Property and equipment, net	130,961	188,896

Other Assets
Security deposit	413	413
Intangible assets	1,092,621	17,850,595
Total Other Assets	1,093,034	17,851,008

Total Assets	$1,554,439	$18,171,385

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$1,393,074	$656,308
Accrued expenses	257,457	116,903
Accrued expenses - related party	473	—
Line of credit - related party	—	268,227
Derivative liability	3,684,184	3,234,792
Convertible note payable, net of debt discount of $2,658,213 and $1,691,065 respectively	1,976,639	1,337,353
Total Current Liabilities	7,311,827	5,613,583
Commitments and Contingencies
Stockholders' Equity/(Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	—
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
422,310,693 and 373,442,040 shares issued and outstanding, respectively	4,222	3,733
Additional paid-in capital	58,052,946	50,209,989
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(63,295,031)	(37,136,345)
Total Stockholders' Equity /(Deficit)	(5,757,388)	12,557,802

Total Liabilities and Stockholders' Equity/(Deficit)	$1,554,439	$18,171,385

Max Sound Corporation

Statement of Operations

	For the Years Ended,
	December 31, 2015	December 31, 2014

Revenue	$—	$2,491

Operating Expenses
General and administrative	3,014,325	3,090,128
Consulting	437,113	505,597
Professional fees	1,091,709	1,025,241
Website development	52,000	—
Compensation	946,596	1,004,800
Total Operating Expenses	5,541,743	5,625,766

Loss from Operations	(5,541,743)	(5,623,275)

Other Income / (Expense)
Other income	177,011	101,820
Loss on extinguishment of debt	—	(18,596)
Loss on inventory write off	(38,071)	—
Impairment of intangible asset	(15,703,617)	—
Interest expense	(515,803)	(292,835)
Derivative Expense	(2,665,988)	(327,964)
Amortization of debt offering costs	(111,794)	(168,053)
Loss on conversions	(309,422)	(183,907)
Amortization of debt discount	(4,384,709)	(3,070,714)
Change in fair value of embedded derivative liability	2,935,450	(280,405)
Total Other Income / (Expense)	(20,616,943)	(4,240,654)

Provision for Income Taxes	—	—

Net Loss	$(26,158,686)	$(9,863,929)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.03)

Weighted average number of shares outstanding
during the year Basic and Diluted	346,934,763	341,970,037
	`

Max Sound Corporation

Statement of Changes in Stockholder’s Equity

Years Ended December 31, 2015 and 2014

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional				Total
							paid-in	Accumulated	Deferred	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Compensation	Stock	Equity(Deficit)

Balance December 31, 2013	—	$—	—	$—	309,543,698	$3,095	$41,942,994	$(27,272,416)	$(50,000)	$(520,000)	$14,103,036

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	48,998,342	490	3,420,529	—	—	—	3,421,019

Common stock issued for services ($0.09 - $0.37/sh)	—	—	—	—	3,150,000	32	677,998	—	—	—	678,030

Return of shares	—	—	—	—	(4,250,000)	(43)		—	—	425	382

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	2,355,376	—	—	—	2,355,376

Deferred compensation realized	—	—	—	—	—	—	—	—	50,000	—	50,000

Stock options issued for services	—	—	—	—	—	—	190,656	—	—		190,656

Loss on debt extinguishment	—	—	—	—	—	—	18,596	—	—	—	18,596

Common stock issued in exchange for assets ($0.10 - $0.12/sh)	—	—	—	—	15,000,000	150	1,513,850	—	—	—	1,514,000

Common stock issued to settle payables	—	—	—	—	1,000,000	10	89,990	—	—	—	90,000

Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	(9,863,929)	—	—	(9,863,292)

Balance, December 31, 2014	—	—	—	—	373,442,040	37,645	50,176,714	(37,136,982)	—	(519,575)	12,557,802

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	154,673,471	1,547	2,917,087	—	—	—	2,918,634

Common stock issued for services ($0.012 - $0.07/sh)	—	—	—	—	9,195,182	92	294,456	—	—	—	294,548

Return of common shares	—	—	—	—	(120,000,000)	(1,200)	—	—	—	—	(1,200)

Preferred stock issued in exchange of common stock	5,000,000	50	—	—	—	—	1,150	—	—	—	1,200

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	4,453,863	—	—	—	4,453,863

Exchange of line of credit into common stock	—	—	—	—	5,000,000	50	149,950	—	—	—	150,000

Forgiveness of debt	—	—	—	—	—	—	26,451	—	—	—	26,451

Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	(26,158,686)	—	—	(26,158,686)

Balance, December 31, 2015	5,000,000	$50	—	$—	422,310,693	$38,134	$58,019,671	$(63,295,668)	$—	$(519,575)	$(5,757,388)

For the Years Ended,

Max Sound Corporation

Statement of Cash Flows

	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(26,158,686)	$(9,863,929)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	79,064	83,423
Stock and stock options issued for services	343,862	868,686
Gain on settlement of accounts payable through issuance of common stock	—	(64,320)
Loss on debt conversion settled through the issuance of stock	(75,755)	183,907
Amortization of intangible assets	1,054,360	1,017,359
Amortization of stock based compensation	—	50,000
Amortization of original issue discount	—	178,424
Amortization of debt offering costs	113,632	88,053
Amortization of debt discount	4,394,709	2,892,289
Impairment of intangible asset	15,703,617
Change in fair value of derivative liability	(2,935,450)	280,405
Gain/(Loss) on debt extinguishment	(101,201)	18,596
Derivative Expense	2,665,988	327,964
Warrants issued for services treated as derivative liabilities	—	11,976
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	38,071	—
(Increase)/Decrease in prepaid expenses	(14,474)	34,862
Increase/(Decrease) accounts payable	944,240	647,710
Increase/(Decrease) in accrued expenses	265,565	288,409
Net Cash Used In Operating Activities	(3,682,458)	(2,956,186)

Cash Flows From Investing Activities:
Cash paid in connection with acquisition of assets and intellectual property	—	(550,000)
Purchase of property equipment	(21,130)	(17,002)
Net Cash Used In Investing Activities	(21,130)	(567,002)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	268,245	153,000
Repayment from stockholder loans / lines of credit	(536,000)	(35,000)
Repayment of convertible note	(968,315)	(28,340)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	5,114,975	3,302,500
Proceeds from note payable	170,000	—
Repayment of note payable	(170,000)	—
Net Cash Provided by Financing Activities	3,878,905	3,392,160

NetIncrease (Decrease) in Cash	175,317	(131,031)

Cash at Beginning of Year	35,747	166,778

Cash at End of Year	$211,064	$35,747

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$2,918,633	$3,236,092
Shares issued in connection with assets and intellectual property	$—	$1,514,000
Conversion of common to preferred stock	$1,200	$—
Original debt discounts against derivative liabilities	$5,199,168	$3,084,057
Original issuance discounts	$142,689	$115,334
Debt issuance cost	$133,125	$180,388
Settlement of accounts payable through issuance of common stock	$304,085	$90,000

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2015 and 2014, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2015 and 2014.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0 and $2,491 for the year ended December 31, 2015 and 2014, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $485 and $4,630 for the year ended December 31, 2015 and 2014, respectively.

(I) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. For the year ended December 31, 2015, the inventory was impaired and valued at $0.

 (J) Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $16,796,237 of intangible assets. For the year ended December 31, 2015, $15,703,616 impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market for the following assets:

	Cost , net	Impairment Loss	Balance as of December 31, 2015
Trademarks	$7,500,000	$(6,630,419)	869,581
Distribution rights	7,372,561	(7,372,561)	—
Licensing Rights	1,923,401	(1,700,393)	223,008
Other	275	(243)	32
	$16,796,237	(15,703,616)	1,092,621

As of December 31, 2015 and December 31, 2014, $869,581 and $7,500,000, respectively, of costs related to registering a trademark and acquiring technology rights[audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $6,630,419 that is recorded as impairment loss on intangible asset.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of December 31, 2015 and December 31, 2014, $0 and $8,338,121, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company the reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $7,372,562 that is recorded as impairment loss on intangible asset.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of December 31, 2015 and December 31, 2014, $187,830 and $1,620,000, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through December 31, 2015, the Company recorded a liability and expensed $909,287 as royalty cost, related to the 20% fee, as of December 31, 2015, $30,000, has been paid. The remaining liability as of December 31, 2015, is $873,622 and is included in accounts payable.

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property. As a result of this review, the Company recorded an impairment loss of $6,630,419 on intangible asset $1,432,170.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant &Eisenhofer, PA to represent the Company and VSL in the suits. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of December 31, 2015, $35,178 of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $268,223 on intangible asset.

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

In connection with funds raised through December 31, 2015, the Company recorded a liability and expensed $454,643 as royalty cost, related to the 10% fee, as of December 31, 2015, $40,000 has been paid. The remaining liability as of December 31, 2015, is $421,811 and is included in accounts payable.

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

(K) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $15,703,617 and $0 in impairment of the intangible asset for the years ended December 31, 2015 and 2014, respectively (See Note 1J).

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

The computation of basic and diluted loss per share for the years ended December 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2015	December 31, 2014

Stock Warrants (Exercise price - $0.25 - $.52/share)	—	6,500000
Stock Options (Exercise price - $0.10 - $.50/share)	—	15,566,652
Convertible Debt (Exercise price - $0.07 - $.0817/share)	488,982,700	81,671,783
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	—

Total	613,982,700	103,740,435

(M) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable todifferences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2015	2014

Deferred tax liability:	$-	$-
Deferred tax asset
Temporary differences	(3,255,400)	511,951
Net Operating Loss Carryforward	8,159,704	5,394,804
Valuation allowance	(4,904,304)	(5,906,755)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2015	2014
Expected income tax recovery (expense) at the statuary rate of 34%	$8,893,954	$3,353,736
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(6,033)	(19,120)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(9,890,372)	(4,969,738)
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	1,002,451	1,635,122

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2034.

The net change in the valuation allowance for the year ended December 31, 2015 and 2014 was an decrease of $(1,002,451) and $1,635,122, respectively.

The components of income tax expense related to continuing operations are as follows:

	2015	2014
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—
	$—	$—

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2015 and December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2015				December 31, 2014

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	3,684,184	—	3,684,184	—	3,234,792	—	3,234,792
Intangible Assets	—	1,092,621	—	1,092,621	—	17,850,595	—	17,850,595

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

NOTE 2           GOING CONCERN

As reflected in the accompanying audited financial statements, the Company had a net loss of $26,158,686 for the year ended December 31, 2015, has an accumulated deficit of $63,295,031 as of December 31, 2015, and has negative cash flow from operations of $3,682,458 for the year ended December 31, 2015.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of December 31, 2015	As of December 31, 2014

Line of credit - related party	$473	$268,227

Convertible debt	4,634,852	3,028,418
Less: debt discount	(2,658,213)	(1,691,065)
Convertible debt - net	1,976,639	1,337,353

Total current debt	1,977,112	$1,605,580

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2014	$268,227

Borrowings during the year ended December 31, 2015	264,000	4%	September 26, 2016
Interest accrual	4,246
Repayments	(536,000)
Balance - December 31, 2015	$473	4%	September 26, 2016

Accounts payable consists of the following:

	As of December 31, 2015	As of December 31, 2014

Accounts Payable	$1,393,074	$656,308

Total accounts payable	$1,393,074	$656,308

Accounts payable for the year ended included royalty payments due to VSL agreement entered into on August 11, 2014 in the amount of $873,621 and EA Technology agreement entered into on May 22, 2014 in the amount of $ 421,811 for a total payable of $1,295,432 See Note 1 (J).

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

During the year ended December 31, 2015 and December 31, 2014, the Company issued convertible notes totaling $5,390,789 and $3,475,334, respectively.

On October 7, 2015, the Company issued 1,000,000 warrants in connection with the entry into certain convertible debenture agreements. Warrant vests immediately and expire on October 7, 2018 with an exercise price of $0.12.

On October 26, 2015, the Company issued 1,000,000 warrants in connection with the entry into certain convertible debenture agreements. Warrant vests immediately and expire on October 26, 2018 with an exercise price of $0.12.

The Convertible notes issued for year ended December 31, 2015 and year ended December 31, 2014, consist of the following terms:

		Year ended	Year ended
		December 31, 2015	December 31, 2014
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	2.5% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - June 18, 2016

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	2,104,000	253,500
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	420,410	1,006,500
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	111,111	—
Conversion terms 4	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to the conversion.	—	79,886
Conversion terms 5	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	787,778	1,553,332
Conversion terms 6	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	35,000	—
Conversion terms 7	Conversion at $0.10 per share	135,200	135,200
Conversion terms 8	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	282,000	—
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	390,778	—
Conversion terms 10	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	150,250	—
Conversion terms 11	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	218,325	—
	Convertible Debt	4,634,852	3,028,418
	Less: Debt Discount	(2,658,213)	(1,691,065)
	Convertible Debt - net	$1,976,639	$1,337,353

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above.    The Company classifies embedded conversion features in these notes and warrants as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 4 regarding accounting for derivative liabilities.

During the year ended December 31, 2015, the Company converted debt and accrued interest, totaling $2,918,633 into 154,673,471 shares of common stock.

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock. Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,907.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2013	2,518,744	2.5% - 10%	February 2, 2014 - December 29, 2014

Borrowings during the year ended December 31, 2014	3,475,334	2.5% - 10%	February 26, 2015 - June 18, 2016

Non-Cash Reclassification of accounts payable to debt and addition of penalties	76,094

Non-Cash Reclassification of accrued interest converted	255,232

Repayments	(28,340)

Conversion of debt to into 48,998,342 shares of common stock with a valuation of $3,421,019 ($0.09 - $0.27/share) including the accrued interest of $255,232 and penalties/loss on conversions of $183,911	(3,268,646)

Convertible Debt Balance as of December 31, 2014	3,028,418	4% - 10%	February 26, 2015 - June 18, 2016

Borrowings during the year ended December 31, 2015	5,390,789	8% - 10%

Non-Cash Reclassification of accrued interest converted	131,640

Repayments	(968,315)

Conversion of debt to into 154,673,471 shares of common stock with a valuation of $2,918,633 ($0.017 - $0.042/share) including the accrued interest of $131,640	(2,918,612)

Forgiveness of Debt	(29,068)

Convertible Debt Balance as of December 31, 2015	4,634,852	4% - 10%	February 26, 2015 - November 23, 2017

(D)	Debt Issue Costs

During the year ended December 31, 2015, the Company paid debt issue costs totaling $133,125.

During the year ended December 31, 2014, the Company paid debt issue costs totaling $57,500.

The following is a summary of the Company’s debt issue costs:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Debt issue costs	$163,375	238,054
Accumulated amortization of debt issue costs	(126,676)	(212,898)

Debt issue costs - net	$36,699	25,156

During the year ended December 31, 2015 and 2014 the Company amortized $111,794 and $88,053 of debt issue costs, respectively.

(E)	Debt Discount & Original Issue Discount

During the year ended December 31, 2015 and December 31, 2014, the Company recorded debt discounts totaling $5,323,857 and $3,199,391, respectively.

The debt discount and the original issue discount recorded in 2015 and 2014 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $4,384,709 and $3,070,714 during the years ended December 31, 2015 and 2014, respectively, to amortization of debt discount expense.

	Year Ended December 31, 2015	Year Ended December 31, 2014

Debt discount	$7,042,922	4,852,935
Accumulated amortization of debt discount	(4,384,709)	(3,161,870)

Debt discount - Net	$2,658,213	1,691,065

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2015 and 2014 and warrants issued in 2015 and 2014. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2013	1,885,770

Fair value at the commitment date for convertible instruments	3,412,020
Fair value at the commitment date for warrants issued	11,973
Change in fair value of embedded derivative liability for warrants issued	(41,470)
Change in fair value of embedded derivative liability for convertible instruments	321,875
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(2,355,376)
Derivative Liability - December 31, 2014	$3,234,792

Fair value at the commitment date for convertible instruments	7,865,156
Fair value at the commitment date for warrants issued	—
Change in fair value of embedded derivative liability for warrants issued	(16,874)
Change in fair value of embedded derivative liability for convertible instruments	(2,918,576)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(4,453,863)
Change from extinguishment of debt	(26,451)
Derivative Liability -December 31, 2015	$3,684,184

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the year ended December 31, 2015 and 2014 of $2,665,988 and $327,964, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	133% - 221%	177% -238.77%
Expected term:	0.41 - 3 Years	0.12–2.9 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .1.31%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	109% - 304%	120% - 140%
Expected term:	0.44 - 3 Years	0.16 - 2.9 Years
Risk free interest rate:	0.06% - 0.94%	0.12% - 1.10%

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2015 and December 31, 2014, respectively, property and equipment is as follows:

	December 31, 2015	December 31, 2014

Website Development	$294,795	$294,795
Furniture and Equipment	112,220	99,881
Leasehold Improvements	6,573	6,573
Software	53,897	53,897
Music Equipment	2,578	2,247
Office Equipment	80,110	71,652
Domain Name	1,500	1,500
Sign	628	628
Total	552,301	531,173
Less: accumulated depreciation and amortization	(421,340)	(342,277)
Property and Equipment, Net	$130,961	$188,896

Depreciation/amortization expense for the years ended December 31, 2015 and 2014 totaled $79,064 and $83,423, respectively.

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

On January 13, 2016, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 800,000,000 shares of common stock from 850,000,000 million shares of common stock to 1,650,000,000 shares of common stock.

(A) Common Stock

During the year ended December 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	154,673,471	$2,918,633	$0.009 - $0.042
Services - rendered	9,195,182	294,548	$0.12-$0.07
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	48,868,653	$3,361,981

During the year ended December 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	48,998,342	$3,421,019	$$0.02715 - $0.14175
Services - rendered	3,150,000	678,030	$0.093-$0.365
Acquisition of intangibles	15,000,000	1,514,000	$0.0985-0.12
Return of shares	(4,250,000)	—	$—
Settlement of accounts payable	1,000,000	90,000	$0.09
Total shares issued	63,898,342	$5,703,049

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the year ended December 31, 2015, the Company converted debt and accrued interest, totaling $2,918,633 and 154,673,471 shares of common stock.

During the year ended December 31, 2014, the Company converted debt and accrued interest, totaling $3,421,019 into 48,998,342 shares of common stock.    Conversions of debt to equity occurring after the maturity date and penalties incurred resulted in a loss on settlement of $183,911.

2. Services Rendered

During the year ended December 31, 2015, the Company issued 200,000 shares of common stock having a fair value of $14,000 ($0.070/sh.) in exchange for consulting services.

During the year ended December 31, 2015, the Company issued 200,000 shares of common stock having a fair value of $10,000 ($0.050/sh.) in exchange for consulting services.

During the year ended December 31, 2015, the Company issued 2,246,858 shares of common stock having a fair value of $53,925 ($0.012/sh.) in exchange for consulting services.

During the year ended December 31, 2015, the Company issued 200,000 shares of common stock having a fair value of $8,000 ($0.040/sh.) in exchange for consulting services.

On December 21, 2015, the Company issued 100,000 shares of common stock having a fair value of $2,000 ($0.020/sh.) in exchange for consulting services.

On November 23, 2015, the Company issued 200,000 shares of common stock having a fair value of $6,000 ($0.030/sh.) in exchange for consulting services.

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

3. Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the year ended December 31, 2015, the Company has not declared dividends.

4. Conversion of line of credit into Common shares

On April 1, 2015, the principal stockholder converted $150,000 of the line of credit owed into 5,000,000 shares of common stock at $0.03 per share.

5. Acquisition of intangibles

During the year December 31, 2014, the Company issued 15,000,000 common shares in connection with license agreements entered into and intangibles acquired. See Note 1(I)

6. Settlement of accounts payable

During the year ended December 31, 2014, the Company settled accounts payable totaling $154,320 through the issuance of 1,000,000 common shares with a valuation of $90,000. The Company recognizes a gain on settlement of $64,320.

 (B) Stock Warrants

On October 7, 2015, the Company issued 1,000,000 warrants in connection with the entry into certain convertible debenture agreements. Warrant vests immediately and expires on October 7, 2018 with an exercise price of $0.12.

On October 26, 2015, the Company issued 1,000,000 warrants in connection with the entry into certain convertible debenture agreements. Warrant vests immediately and expires on October 26, 2018 with an exercise price of $0.12.

During the year ended December 31, 2014, the Company issued 750,000 warrants in connection with the entry into certain convertible debenture agreements. Each warrant vests immediately and expire February 26, 2017 – August 12, 2017 with an exercise price of $0.40.

The following tables summarize all warrant grants as of December 31, 2015 and 2014, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2013	3,135,000	$0.25	2.2
Granted	950,000	$0.34
Exercised	—	$—
Cancelled/Forfeited	(335,000)	$0.10
Balance, December 31, 2014	3,750,000	$0.25	1.7

Granted	2,000,000	$—
Exercised	—	$—
Cancelled/Forfeited	(200,000)	$—
Balance, December 31, 2015	5,550,000	$0.25	1.5

 A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	1.90	$—
$0.12	2,000,000	2,000,000	2.77	$—

$0.40	2,850,000	2,850,000	0.73	$—
$0.45	500,000	500,000	—	$—

	5,550,000	5,550,000	1.5 years	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.10	200,000	200,000	2.90	$—
$0.25	200,000	200,000	0.44	$—
$0.40	2,850,000	2,850,000	1.73	$—
$0.45	500,000	500,000	1.00	$—

	3,750,000	3,750,000	1.7 years	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2015, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2013	12,700,000	0	2
Granted	2,866,652	$0.10	3.00
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2014	15,566,652	0.13	1.32
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	—	—	—
Outstanding - December 31, 2015	15,566,652	0.13	0.32
Exercisable - December 31, 2015	15,566,652

NOTE 7         COMMITMENTS

(A) Employment Agreement

On September 11, 2015, the Company executed an employment agreement with an employee. The term of the agreement is for three years.   As compensation for services, the employee will receive a monthly compensation of $12,000.  In addition, the employee will receive up to 2,000,000 shares of common stock. The first 1,000,000 shares will be paid upon execution of Agreement. For the year ended December 31, 2015, the Company recorded $23,800 in expense for 1,000,000 shares of common stock at ($0.024/share) based on the trading price. The second 1,000,000 shares will be paid in month 13 of the agreement in lieu of the $12,000 that would be paid in that month. For the year ended December 31, 2015, the Company recorded $23,800 in stock based compensation payable for 1,000,000 shares of common stock at ($0.024/share) based on the trading price.

(B) Consulting Agreement

On June 11, 2015, the Company entered into a consulting services agreement with two consultants. The agreement will continue until September 10, 2015. In connection with this agreement, the consultant shall be paid $6,000 per month and receive up to 100,000 shares of common stock each upon completion, submission and approval of the first stage of working APP. An additional 100,000 shares will be issued upon the completion, submission and approval of the second stage working APP. As of December 31, 2015, the Company recorded $2,000 in stock based compensation for 100,000 shares of common stock at ($0.02/share) based on the trading price. No additional shares will be issued to the consultant’s due to the non-performance of services.

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

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For year ended December 31, 2015, the Company recorded $4,455 in stock based compensation.

On January 21, 2015, the Company entered into a consulting services agreement. In connection with this agreement, the consultant shall be paid $4,000 per month and receive up to 150,000 shares of common stock payable in lots of 50,000 per month and will be issued 90 days after the date of the signing of the agreement. For the year ended December 31, 2015, the Company recorded $4,455 in stock based compensation.

On March 17, 2015, the Company entered into a services agreement. In connection with this agreement, the consultant will receive 300,000 shares of fully vested common stock, payable in lots of 100,000 shares of common stock per month and 5,000 per month. The agreement will continue until June 17, 2015. For year ended December 31, 2015, the Company recorded $8,910 in stock based compensation.

On February 18, 2015, the Company entered into service agreement for a period of two years with the Company’s transfer agent for a period from September 23, 2014 to September 23, 2016. In consideration for these services, during the year ended December 31, 2015, 700,000 shares of fully vested common stock valued at $22,400 ($0.03/share) were granted.

NOTE 8       LITIGATION

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedings against Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videosbeing encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements. The Company, upon advice of counsel, decided withdraw the litigation prior to oral argument, which withdrawal is without prejudice to re-file the lawsuit in the future.

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting these action on a pure contingency fee basis.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute The parties recently participated in a mediation and have arrived at a settlement and resolution of the matter. The parties are currently working on the terms and conditions associated with the settlement of this matter.

On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.

On June 11, 2015, the District Court of Mannheim announced it had scheduled the hearing in the video streaming patent case against Google and YouTube for December 8, 2015; however,at the oral argument hearing the Company, upon advice of counsel, determined that it was in the Company’s best interests to withdraw the action such that it cannot be re-filed against the same parties. The case was filed by Max Sound against Google Inc., Mountain View, USA, Google Commerce Ltd., Dublin, Ireland, Google Germany GmbH, Hamburg, Germany, and the Google subsidiary YouTube LLC, San Bruno, USA, in December 2014 because of the infringement of a video streaming patent, which is valid for the world's most important markets. Max Sound requested the German court to order Google and YouTube to stop streaming video via using the current VP8 or H.264 video codecs and to stop selling video-enabled devices like Nexus Phones and Chromecast sticks. Further requests are that information about any profits is rendered and that Google and YouTube are declared liable for damages based on patent infringement. Max Sound claims that Google and YouTube are using the technology protected by European Patent EP 2 026 277, which allows far more economically efficient transport of digital content due to greatly optimized data capacity.

MaxD v. VSL, et al. This is an arbitration action brought by the Company against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. Google filed a motion to dismiss the litigation based upon the argument that that the Company’s underlying agreement with VSL did not confer on the Company legal standing to pursue the patent infringement claims against Google. On November 24, 2015 the Court granted the motion to dismiss in favor of Google. Subsequently, the Company has pursued successfully in arbitration claims against VSL to legally enforce the agreement and to compel VSL to comply with the agreement’s terms and conditions that inter alia VSL must fully cooperate with the Company to cure any issues the Court raised with standing to pursue the claims. This finding by the Court was appealed to the Federal Circuit court of Appeals on February 19, 2016. The Circuit Court docketed the appeal on February 24, 2016, and the parties will be briefing the appeal during the next several months.

Attia v. Google and Flux Factory.As of December 31, 2015:  Defendants had filed a demurrer to the complaint.  The demurrer was pending as of December 31, 2015.Current status:  On February 1, 2016, the court granted in part and denied in part the demurrer and provided plaintiff leave to amend the complaint to cure certain deficiencies.  The amended complaint was filed on February 8, 2016.  The case is set for scheduling conference on May 6, 2016 after which the case should proceed to the discovery phase.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of December 31, 2015 and December 31, 2014 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	December 31, 2015	December 31, 2014

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,415,615)	(1,361,257)
Impairment of the distributions rights		(15,703,616)	—

Net carrying value		$1,092,621	$17,850,595

For the years ended December 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $1,054,360 and $1,017,359, respectively, and was included in general and administrative expenses in the statement of operations.  The Company also recorded an impairment expense of $15,703,617 for the year ended December 31, 2015.

NOTE 10       SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of $617,975 in convertible debt comprised of principal and accrued interest into 196,355,881 common shares.

On January 5, 2016, the Company increased the warrant issuance to a consultant from November 25, 2014, from 200,000 warrants to 2,000,000 warrants. The warrants vested immediately. The company will record the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing model.

On January 8, 2016, the Company extended the employment agreement with its CEO, John Blaisure for an additional five years. The Company will issue 12,000,000 shares of Company’s common stock as part of the compensation with a fair value of $105,600 ($0.0088) based on the stock trading price. The remaining terms will remain the same in debt issue costs on and $5,000 in legal costs on January 5, 2015.

On January 13, 2016, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 800,000,000 shares of common stock from 850,000,000 million shares of common stock to 1,650,000,000 shares of common stock (See Note 6) in debt issue costs on and $5,000 in legal costs on January 5, 2015.

On January 31, 2016 Mr. Lloyd Trammell submitted a notice of resignation ending employment on March 1, 2016.

On February 5, 2016, the Company closed the Santa Monica office space located at 2902A Colorado Avenue Santa Monica, CA 90404 centralizing its new address of record at 8837 Villa La Jolla Drive, Unit 12109, LA JOLLA, California, 92039.

On February 24, 2016, the Company entered into an agreement with Iliad Research and Trading to issue up to $143,888 in a convertible note. The note matures on February 24, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $125,000 proceeds on February 25, 2016.

On February 24, 2016, the Company entered into an agreement whereby the Company will issue up to $46,316 in a convertible note. The note matures on November 23, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $39,000 on February 25, 2016.

On February 24, 2016, the Company entered into an agreement whereby the Company will issue up to $46,316 in a convertible note. The note matures on November 23, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The proceeds of $36,864.58 were used to payoff Auctus Funds, LLC, a convertible promissory note dated August 19, 2015 with a principal balance of $55,750. The remaining balance due of $18,135 was paid by the Company on February 26, 2016.

On February 26, 2016 the Company repaid $30,950 in convertible note to F&S Capital Partners USA, LLC. The note was dated September 11, 2015 with a principal balance of $30,975.

On February 29, 2016, the Company has agreed to issue 2,000,000 three year warrants at an exercise price of $0.01/share of the common stock of the Company to a consultant for consulting services.

On March 6, 2016, the Company entered into a revised engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel beginning July 28, 2015 through December 31, 2016, pursuant to which the Company has agreed to issue a five (5) warrant at an exercise price totaling $25,000.00 at a strike price of ($0.0029/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on March 3, 2016. In addition the Company has agreed to pay McMenamin Law Group cash consideration totaling $15,000.00 on or before March 31, 2016, or a funding of the Company, whichever occurs first. This new engagement shall replace and supersede any previous engagements or other agreements between the Company and McMenamin Law Group.

On March 7, 2016, the Company entered into an agreement whereby the Company will issue up to $32,000 in a convertible note. The note matures on March 7, 2017 and bears an interest charge of 10%. The conversion price equals the “Variable Conversion Price”, which is

52% of the average two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The proceeds of $32,000 were used to payoff Oakmore Opportunity Fund I, LLP, a convertible promissory note dated July 28, 2015 with a principal balance of $37,000. The remaining balance due of $6,792 was paid by the Company on March 7, 2016.

On March 10, 2016, the Company entered into an agreement with The Vechery Grandchildren's Trust to issue up to $50,000 in a convertible note. The note matures on March 10, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On March 11, 2016 the Company repaid $47,265 in convertible note to GW Holdings Group, LLC. The note was dated September 11, 2015 with a principal balance of $35,000.

On March 14, 2016, the Company entered into an agreement with The Vechery Grandchildren's Trust to issue up to $84,000 in a convertible note. The note matures on March 14, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On March 14, 2016 the Company repaid $77,975 in convertible note to JSJ Investments, Inc. The note was dated September 15, 2015 with a principal balance of $50,000.

On March 17, 2016, the Company entered into an agreement whereby the Company will issue up to $110,250 in a back-end convertible note. The note matures on March 17, 2016 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The proceeds of the note were split into two tranches. $33,000 was received by the Company on October 21, 2015 and $65000 of the proceeds were received by the Company on February 17, 2016.

Item 9.  Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures

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

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION

Greg Halpern	57	Chairman, Chief Financial Officer
John Blaisure	57	President & Chief Executive Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of MAX-D.Over the course of his tenure, Mr. Halpern has made loans, lines of credit and done equity conversions with the Company in excess of $2,500,000.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2015.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2015, and 2014 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Greg Halpern, CFO	2015	288,000	0	0	0	0	288,000
	2014	288,000	0	0	0	0	288,000

John Blaisure, CEO	2015	216,000	0	0	0	0	216,000
	2014	216,000	0	0	0	0	216,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2015.

Outstanding Option Awards at Fiscal Year-End

Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Weighted Average Exercise Price	Option Expiration Date
John Blaisure	12,000,000	—	$0.12	January 19, 2016

Pursuant to an employment agreement dated January 17, 2011, the Company issued options to purchase 12,000,000 shares of our common stock at $0.12 per share to John Blaisure.  On June 14, 2013, the Company amended the terms of the options to extend the expiration date by two years. On January 8, 2016,the company renewed Mr. Blaisure’s employment agreement for 5 years additional at the same terms; Mr. Blaisure agreed to forgo his options and the Company granted 12,000,000 rule 144 common shares to John Blaisure.

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2015 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

Mr. John Blaisure, our CEO, entered into an employment agreement with us on January 17, 2011.  Pursuant to the employment agreement, the term of employment shall be for a period of five (5) years commencing on January 7, 2011.  Subject to the terms of the employment agreement, we agreed to pay Mr. Blaisure $8,000 per month as compensation for his services rendered as provided in the employment agreement.  On August 25, 2012, the agreement was updated to increase the monthly compensation to $12,000 per month beginning September 1, 2012. On May 1, 2013, the Company further amended the agreement to increase Mr. Blaisure’s salary to $18,000 per month. In addition, to the base salary, Mr. Blaisure is entitled to and shall receive a monthly commission equal to 20% of the gross sales of the Company derived from the efforts of Mr. Blaisure after deducting $8,000 from such amount.  Further, as of the date of the employment agreement, the Company issued to Mr. Blaisure, 3,000,000 shares of common stock and, within 10 days of the signing of the employment agreement, 12,000,000 options to buy common stock of the Company at $.12 per share for a period not to exceed three years from the date of the employment agreement. On June 14, 2013, such expiration date was extended for two more years.On January 8, 2016, the company renewed Mr. Blaisure’s employment agreement for 5 years additional at the same terms; Mr. Blaisure agreed to forgo his options and the Company granted 12,000,000 rule 144 common shares to John Blaisure.

On December 31, 2012, John Blaisure – CEO and Greg Halpern - CFO amended their employment agreements with the Company to eliminate their previous annual bonus entitlements which was previously 10% each of revenues. In exchange for this consideration, the Company agreed that Executive Blaisure will each be decreased as his new bonuses to 6% of net profits, and Executive Halpern will each be decreased as his new bonus to 7% of net profits. Both Executives may elect at their option to receive such bonuses in cash or Rule 144 stock or any combination of both.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 15, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On March 24, 2016, there were 647,642,452 issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Preferred Stock	Greg Halpern	5,000,000	(2)	18.52%

Common Stock	Greg Halpern	2,510,933		0.387%

Common Stock	John Blaisure	32,767,573	(3)	5.059%

Common Stock	Total Shares owned by Directors and officers	40,278,506		23.966%

(1) Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 8837 Villa La Jolla Drive, Unit 12109, LA JOLLA, California, 92039.

(2) Reference Event of Stock conversion from Common to Preferred Shares.

(3) Pursuant to an employment agreement dated January 17, 2011, the Company issued options to purchase 12,000,000 shares of our common stock at $0.12 per share to John Blaisure.  On June 14, 2013, the Company amended the terms of the options to extend the expiration date by two years. On January 8, 2016, the company renewed Mr. Blaisure’s employment agreement for 5 years additional at the same terms; Mr. Blaisure agreed to forgo his options and the Company granted 12,000,000 rule 144 common shares to John Blaisure.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

UPDATE:During the year ended December 31, 2015, the Company received $264,000 from Mr. Halpern.  The Company repaid $536,000 in principal and interest to the principal stockholder under the term of this line of credit.  Pursuant to the terms of the loan, the loan is bearing an annual interest rate of 4% and is due on demand. The remaining balance due is $473 as of December 31, 2015.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $48,625, and $64,613, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2015 and 2014.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•                     approved by our audit committee; or

•                     entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2015 associated with all prior Form10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated October 7, 2015 issued to THE VECHERY FAMILY TRUST
10.2	Convertible Redeemable Note, Dated October 15, 2015 issued to JMJ FINANCIAL
10.3	Convertible Redeemable Note, Dated October 26, 2016 issued to THE VECHERY FAMILY TRUST
10.4	Convertible Redeemable Note, Dated October 31, 2015 issued to Bay Private Equity Inc.
10.5	Convertible Redeemable Note, Dated November 20, 2015 issued to Black Mountain Equities, Inc.
10.6	Convertible Redeemable Note, Dated November 30, 2015 issued to ILIAD RESEARCH AND TRADING, L.P.,
10.7	Convertible Redeemable Note, Dated February 27, 2016 issued to TOLEDO ADVISORS, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2016

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer
(Principal Financial and Accounting Officer)