Form 10-Q
period 2016-03-31
Max Sound Corp
filed 2016-05-13
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number  000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8837 Villa La Jolla Drive, Unit 12109 La Jolla, California	92039
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2016, the registrant had 805,650,972 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended March 31, 2016

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2016 (UNAUDITED) AND AS OF DECEMBER 31, 2015 (AUDITED).

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTH ENDED MARCH 31, 2016 AND 2015 (UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED).

PAGES	7 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)

Current Assets
Cash	$650,802	$211,064
Prepaid expenses	74,295	82,681
Debt offering costs - net	23,969	36,699
Total Current Assets	749,066	330,444

Property and equipment, net	113,699	130,961

Other Assets
Security deposit	413	413
Intangible assets	1,064,426	1,092,621
Total Other Assets	1,064,839	1,093,034

Total Assets	$1,927,604	$1,554,439

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$1,693,563	$1,393,074
Accrued expenses	292,647	257,457
Accrued expenses - related party	473	473
Note payable	80,000	—
Derivative liability	8,331,961	3,684,184
Convertible note payable, net of debt discount of $2,634,001 and $2,658,213 respectively	2,169,082	1,976,639
Total Current Liabilities	12,567,726	7,311,827

Commitments and Contingencies

Stockholders' Equity/(Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
726,712,048 and 422,310,693 shares issued and outstanding, respectively	7,266	4,222
Additional paid-in capital	60,208,531	58,052,946
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(70,336,394)	(63,295,031)
Total Stockholders' Equity /(Deficit)	(10,640,122)	(5,757,388)

Total Liabilities and Stockholders' Equity/(Deficit)	$1,927,604	$1,554,439

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2016	March 31, 2015

Revenue	$—	$—

Operating Expenses
General and administrative	544,524	787,303
Consulting	69,690	69,837
Professional fees	109,920	117,624
Website development	21,000	5,000
Compensation	212,000	241,300
Total Operating Expenses	957,134	1,221,064

Loss from Operations	(957,134)	(1,221,064)

Other Income / (Expense)
Other income	35,207	—
Loss on inventory write off	—	(29,275)
Interest expense	(89,460)	(56,443)
Derivative Expense	(2,081,092)	(167,523)
Amortization of debt offering costs	(34,468)	(53,093)
Loss on debt settlement	(99,394)	—
Amortization of debt discount	(1,338,958)	(919,760)
Change in fair value of embedded derivative liability	(2,476,063)	473,735
Total Other Income / (Expense)	(6,084,228)	(752,359)

Provision for Income Taxes	—	—

Net Loss	$(7,041,362)	$(1,973,423)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	583,890,510	341,970,037

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(7,041,362)	$(1,973,423)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	20,164	19,208
Stock and stock options issued for services	105,600	32,731
Warrants issued for services	60,078
Amortization of intangible assets	28,195	263,590
Amortization of debt offering costs	34,468	17,361
Amortization of debt discount	1,338,958	953,494
Change in fair value of derivative liability	2,474,348	(460,555)
Gain/(Loss) on debt extinguishment	(35,200)	—
Derivative Expense	2,081,092	167,523
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	29,275
(Increase)/Decrease in prepaid expenses	8,386	1,245
Increase/(Decrease) accounts payable	304,933	240,528
Increase/(Decrease) in accrued expenses	88,833	69,453
Net Cash Used In Operating Activities	(531,507)	(639,570)

Cash Flows From Investing Activities:
Purchase of property equipment	(2,901)	(2,757)
Net Cash Used In Investing Activities	(2,901)	(2,757)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	—	25,000
Repayment from stockholder loans / lines of credit	—	(75,000)
Repayment of convertible note	(301,402)	(55,000)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	1,295,548	733,477
Repayment of note payable	(20,000)	—
Net Cash Provided by Financing Activities	974,146	628,477

Net Increase (Decrease) in Cash	439,738	(13,850)

Cash at Beginning of Year	211,064	35,747

Cash at End of Year	$650,802	$21,897

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,258,451	$1,368,990
Conversion of common to preferred stock	$—	$1,200
Reclass of convertible debt to demand note	$100,000	$—

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission applicable to interim financial information and with instructions to Form 10Q and Articles of Regulations S-X.. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2015.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2016 and December 31, 2015, the Company had approximately $400,802 and $0, respectively in excess of FDIC insurance limits.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

(I) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. For the year ended December 31, 2015, the inventory was impaired and valued at $0. The Company had no inventory as of March 31, 2016.

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

	Initial Cost	Impairment Loss	Balance as of March 31, 2016
Trademarks	$7,500,000	$(6,630,419)	869,581
Distribution rights	7,372,561	(7,372,561)	—
Licensing Rights	1,923,401	(1,700,393)	223,008
Other	275	(243)	32
	$16,796,237	(15,703,616)	1,064,426

As of March 31, 2016 and December 31, 2015, $869,581 and $869,581, respectively, of costs related to registering a trademark and acquiring technology rights [audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $6,630,419 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of March 31, 2016 and December 31, 2015, $0 and $0, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company the reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $7,372,562 that is recorded as impairment loss on intangible asset.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of March 31, 2016 and December 31, 2015, $187,830 and $187,830, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through March 31, 2016, the Company recorded a liability and expensed $1,068,665 as royalty cost, related to the 20% fee, as of December 31, 2015, $30,000, has been paid. The remaining liability as of March 31, 2016, is $1,033,000 and is included in accounts payable.

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer, PA to represent the Company and VSL in the suits. On November 24, 2015 the District Court entered an order granting the Google defendants’ motion to dismiss. The Company timely filed it notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

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

In connection with funds raised through March 31, 2016, the Company recorded a liability and expensed $534,332 as royalty cost, related to the 10% fee, as of March 31 , 2016, $40,000 has been paid. The remaining liability as of March 31, 2016, is $501,500 and is included in accounts payable.

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

(K) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $0 and $15,703,617 in impairment of the intangible asset for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively (See Note 1J).

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

The computation of basic and diluted loss per share for the years ended March 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2016	March 31, 2015

Stock Warrants (Exercise price - $0.25 - $.52/share)	18,270,690	6,500,000
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	15,566,652
Convertible Debt (Exercise price - $0.07 - $.0817/share)	2,791,745,292	177,891,339
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	—

Total	2,937,882,634	5,000,000

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

(N) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2016 and December 31, 2015, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2016				December 31, 2015

	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	8,331,961	—	8,331,961	—	3,684,184	—	3,684,184
Intangible Assets	—	1,064,425	—	1,064,426	—	1,092,621	—	1,092,621

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

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $7,041,362 for the three months ended March 31, 2016, has an accumulated deficit of 70,336,394 as of March 31, 2016, and has negative cash flow from operations of $531,507 for the three months ended March 31, 2016.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through March 31, 2016 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	March 31, 2016	December 31, 2015

Line of credit - related party	$473	$473

Convertible debt	4,803,083	4,634,852
Less: debt discount	(2,634,001)	(2,658,213)
Convertible debt - net	2,169,082	1,976,639
Demand note	80,000
Total current debt	2,249,555	$1,977,112

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2015	$473

Borrowings during the three months ended March 31, 2016	—	4%	September 26, 2016
Interest accrual	—
Repayments	—
Balance - March 31, 2016	$473	4%	September 26, 2016

Accounts payable consists of the following:

	As of March 31, 2016	As of December 31, 2015

Accounts Payable	$1,693,563	$1,393,074

Total accounts payable	$1,693,563	$1,393,074

Accounts payable for the year ended included royalty payments due to VSL agreement entered into on August 11, 2014 in the amount of $1,033,000 and EA Technology agreement entered into on May 22, 2014 in the amount of $ 501,500 for a total payable of $1,534,500 See Note 1 (J).

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

During the three months ended March 31, 2016 and the year December 31, 2015, the Company issued convertible notes totaling $1,345,772 and $5,390,789, respectively.

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

The Convertible notes issued for year ended March 31, 2016 and year ended December 31, 2015, consist of the following terms:

		Three months ended	Year ended
		March 31, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,000,000	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	334,046	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	111,111	111,111

Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	787,778	78,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	35,000
Conversion terms 6	Conversion at $0.10 per share	—	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	351,825	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	150,250
Conversion terms 10	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	218,325	218,325
	Convertible Debt	4,803,083	4,634,852
	Less: Debt Discount	(2,634,001)	(2,658,213)
	Convertible Debt - net	2,169,082	$1,976,639

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

During the three months ended March 31, 2016, the Company converted debt and accrued interest, totaling $794,578 into 292,401,355 shares of common stock

During the year ended December 31, 2015, the Company converted debt and accrued interest, totaling $2,918,633 into 154,673,471 shares of common stock.

Convertible debt consisted of the following activity and terms:

Three Months Ended March 31, 2016
Borrowings during the three months ended March 31, 2016; between 4% - 10%	4,634,852

Non-Cash Reclassification of accrued interest converted	47,080

Repayments	(294,840)

Conversion of debt to into 154,673,471 shares of common stock with a valuation of $2,918,633 ($0.017 - $0.042/share) including the accrued interest of $47,080	(794,580)

Reclassification of convertible into demand note	(135,200)

3,457,312

(D)	Debt Issue Costs

During the three months ended March 31, 2016, the Company paid debt issue costs totaling $21,737.

The following is a summary of the Company’s debt issue costs:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Debt issue costs	$185,113	221,693
Accumulated amortization of debt issue costs	(161,144)	(184,960)

Debt issue costs - net	$23,969	34,733

During the three months ended March 31, 2016 and 2015 the Company amortized $34,468 and $17,361 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the three months ended March 31, 2016 and December 31, 2015, the Company recorded debt discounts totaling $5,323,857 and $5,323,857, respectively.

The debt discount and the original issue discount recorded in 2016 and 2015 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,338,958 and $919,760 during the three months ended March 31, 2016 and 2015, respectively, to amortization of debt discount expense.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Debt discount	$8,357,668	2,532,438
Accumulated amortization of debt discount	(5,723,667)	(953,494)

Debt discount - Net	$2,634,001	1,578,944

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2015
Fair value at the commitment date for convertible instruments
Fair value at the commitment date for warrants issued
Change in fair value of embedded derivative liability for warrants issued
Change in fair value of embedded derivative liability for convertible instruments	2,479,427
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(776,399)
Change from repayment	$3,684,084
Derivative Liability -March 31, 2016

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the three months ended March 31, 2016 and 2015 of $2,081,092 and $167,523, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	133% - 262%	150% -360.32%
Expected term:	0.41 - 3 Years	0.12–2.96 Years
Risk free interest rate:	0.06% - 1.31%	0.04% - .1.31%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	0%	0%
Expected volatility:	133% - 221%	177% -238.77%
Expected term:	0.41 - 3 Years	0.12–2.9 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .1.31%

NOTE 5           PROPERTY AND EQUIPMENT

At March 31, 2016 and December 31, 2015, respectively, property and equipment is as follows:

	March 31, 2016	December 31, 2015

Website Development	$294,795	$294,795
Furniture and Equipment	113,820	112,220
Leasehold Improvements	6,573	6,573
Software	54,597	53,897
Music Equipment	2,578	2,578
Office Equipment	80,710	80,110
Domain Name	1,500	1,500
Sign	628	628
Total	552,201	552,301
Less: accumulated depreciation and amortization	(441,503)	(421,340)
Property and Equipment, Net	$113,698	$130,961

Depreciation/amortization expense for the three months ended March 31, 2016 and 2015 totaled $20,164 and $26,464, respectively.

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

(A)	Common Stock

During the three months ended March 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	292,401,355	$794,578	$0.0016 to- $0.0009
Services - rendered	12,000,000	105,600	$0.12-$0.009
Total shares issued	304,401,355	$900,178

During the year ended December 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	154,673,471	$2,918,633	$0.009 - $0.042
Services - rendered	9,195,182	294,548	$0.12-$0.07
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	48,868,653	$3,361,981

 The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the three months ended March 31, 2016, the Company converted debt and accrued interest, totaling $794,578 into 292,401,355 shares of common stock.

2. Services Rendered

During the three months ended March 31, 2016, the Company issued 12,000,000 shares of common stock to employee having a fair value of $105,600 ($0.009/sh.) in exchange for services.

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

On February 29, 2016, the Company has agreed to issue 2,000,000 three-year warrants at an exercise price of $0.01/share of the common stock of the Company to a consultant for consulting services.

On January 5, 2016, the Company increased the warrant issuance to a consultant from November 25, 2014, from 200,000 warrants to 2,800,000 warrants. The warrants vested immediately. The 2,000,000 have an exercise price of $0.02 per share. The 800,000 have an exercise price of $$0.06 per share and contingent on the Common Stock on market price per share at $0.05 per share or higher for 30 or more consecutive days at the time of purchase. The company will record the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing model.

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

The following tables summarize all warrant grants as of March 31, 2016, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	5,550,000	$0.25	1.5

Granted	13,420,690	$—
Exercised	—	$—
Cancelled/Forfeited	(700,000)	$—
Balance, March 31, 2016	18,270,690	$0.30	2.5

 A summary of all outstanding and exercisable warrants as of March 31, 2016 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.01	2,000,000	2,000,000	2.92	$—
$0.02	2,000,000	2,000,000	2.76	$—
$0.0029	8,620,690	8,620,690	3.00	—
$0.06	800,000	800,000	2.76
$0.12	2,000,000	2,000,000	2.52	$—
$0.40	2,850,000	2,850,000	0.56	$—

	18,270,690	18,270,690	2.5	$—

A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	1.90	$—
$0.12	2,000,000	2,000,000	2.77	$—
$0.40	2,850,000	2,850,000	0.73	$—
$0.45	500,000	500,000	—	$—

	5,550,000	5,550,000	1.5 years	$—

(C) Stock Options

The following tables summarize all option grants as of March 31, 2016, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding - December 31, 2015	15,566,652	0.13	1.32
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	(12,700,000)	—	—
Outstanding – March 31, 2016	2,866,652	0.13	1.27
Exercisable - March 31, 2016	2,866,652

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

On January 8, 2

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

On June 11, 2015, the Company entered into a consulting services agreement with two consultants. The agreement will continue until September 10, 2015. In connection with this agreement, the consultant shall be paid $6,000 per month and receive up to 100,000 shares of common stock each upon completion, submission and approval of the first stage of working APP. An additional 100,000 shares will be issued upon the completion, submission and approval of the second stage, working APP. As of December 31, 2015, the Company recorded $2,000 in stock based compensation for 100,000 shares of common stock at ($0.02/share) based on the trading price. No additional shares will be issued to the consultant’s due to the non-performance of services.

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

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting this action on a pure contingency fee basis.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute The parties recently participated in a mediation and have arrived at a settlement and resolution of the matter. The Company agreed in connection with the settlement to pay Bibicoff Trust $100,000 over a 13 month installment period commencing March 10, 2016, with the caveat that such settlement amount will be reduced to $93,000.00 in the event the Company pays $20,000.00 on or before March 10, 2016, which the Company successfully achieved thus reducing the settlement amount to $93,000.00.

On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.

On June 11, 2015, the District Court of Mannheim announced it had scheduled the hearing in the video streaming patent case against Google and YouTube for December 8, 2015; however, at the oral argument hearing the Company, upon advice of counsel, determined that it was in the Company’s best interests to withdraw the action such that it cannot be re-filed against the same parties. The case was filed by Max Sound against Google Inc., Mountain View, USA, Google Commerce Ltd., Dublin, Ireland, Google Germany GmbH, Hamburg, Germany, and the Google subsidiary YouTube LLC, San Bruno, USA, in December 2014 because of the infringement of a video streaming patent, which is valid for the world's most important markets. Max Sound requested the German court to order Google and YouTube to stop streaming video via using the current VP8 or H.264 video codecs and to stop selling video-enabled devices like Nexus Phones and Chromecast sticks. Further requests are that information about any profits is rendered and that Google and YouTube are declared liable for damages based on patent infringement. Max Sound claims that Google and YouTube are using the technology protected by European Patent EP 2 026 277, which allows far more economically efficient transport of digital content due to greatly optimized data capacity.

MaxD v. VSL, et al. This is an arbitration action brought by the Company against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. Google filed a motion to dismiss the litigation based upon the argument that that the Company’s underlying agreement with VSL did not confer on the Company legal standing to pursue the patent infringement claims against Google. On November 24, 2015 the Court granted the motion to dismiss in favor of Google. The Company timely filed it notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. As noted

herein, this finding by the Court was appealed to the Federal Circuit court of Appeals on February 22, 2016. The Circuit Court docketed the appeal on February 24, 2016, and the parties will be briefing the appeal during the next several months.. Subsequently, the Company has pursued successfully in arbitration claims against VSL to legally enforce the agreement and to compel VSL to comply with the agreement’s terms and conditions that inter alia VSL must fully cooperate with the Company to cure any issues the Court raised with standing to pursue the claims. This arbitration is still ongoing.

Attia v. Google and Flux Factory. As of December 31, 2015:  Defendants had filed a demurrer to the complaint.  The demurrer was pending as of December 31, 2015. Current status:  On February 1, 2016, the court granted in part and denied in part the demurrer and provided plaintiff leave to amend the complaint to cure certain deficiencies.  The amended complaint was filed on February 8, 2016.  The case is set for scheduling conference on May 6, 2016 after which the case should proceed to the discovery phase.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of March 31, 2016 and December 31, 2015 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	Three Months Ended March 31, 2016	December 31, 2015

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,443,810)	(2,415,615)
Impairment of the distributions rights		(15,703,616)	(15,703,616)

Net carrying value		$1,064,426	$1,092,621

For the three months ended March 31, 2016 and 2015, amortization expense related to the intangibles with finite lives totaled $28,195and $263,590, respectively, and was included in general and administrative expenses in the statement of operations.  The Company also recorded an impairment expense of $15,703,617 for the year ended December 31, 2015.

NOTE 10       SUBSEQUENT EVENTS

Through the filing of these financial statements, the Company converted a total of $191,952 in convertible debt comprised of principal and accrued interest into 78,938,924 common shares.

On April 4, 2016 the Company repaid $116,667 in convertible notes to JMJ Financial.

On April 5, 2016 the Company repaid $486,000 in convertible notes to Iliad Research and Trading LP

On April 6, 2016, the Company entered into an agreement with Iliad Research and Trading to issue up to $171,665 in a convertible note. The note matures on April 6, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $150,000 proceeds on April 6, 2016.

On April 8, 2016, the Company entered into an agreement with The Vechery Family Trust to issue up to $2,000,000 in a convertible note. For the three months ended the Company received $1,000,000 and on April 8, 2016 the Company received $600,000 for a total of $1,600,000. The note matures on April 8, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months.

On April 11, 2016 the Company repaid $335,808 in convertible notes to Bay Private Equity, Inc. The note was dated October 31, 2015 with a principal balance of $218,325.

On April 12, 2016 the Company repaid $111,000 in convertible notes to Rock Capital. The notes was dated February 23, 2016 with a principal balance of $46,316 and March 7, 2016 with a principal balance of $32,000.

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

Plan of Operation

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

For the three months ended March 31, 2016 and 2015:

	For the Three Months Ended,
	March 31, 2016	March 31, 2015

Revenue	$—	$—

Operating Expenses
General and administrative	544,524	787,303
Consulting	69,690	69,837
Professional fees	109,920	117,624
Website development	21,000	5,000
Compensation	212,000	241,300
Total Operating Expenses	957,134	1,221,064

Loss from Operations	(957,134)	(1,221,064)

Other Income / (Expense)
Other income	35,207	—
Loss on inventory write off	—	(29,275)
Interest expense	(89,460)	(56,443)
Derivative Expense	(2,081,092)	(167,523)
Amortization of debt offering costs	(34,468)	(53,093)
Loss on conversions	(99,394)	—
Amortization of debt discount	(1,338,958)	(919,760)
Change in fair value of embedded derivative liability	(2,476,063)	473,735
	(6,084,228)	(752,359)
Total Other Income / (Expense)
	—	—
Provision for Income Taxes
	$(7,041,362)	$(1,973,423)
Net Loss
	$(0.01)	$(0.01)
Net Loss Per Share - Basic and Diluted

Weighted average number of shares outstanding during the year Basic and Diluted	583,890,510	341,970,037

General and Administrative Expenses: Our general and administrative expenses were 544,524 for the three months ended March 31, 2016 and $787,303 for the three months ended March 31, 2015, representing a decrease of $242,779, or approximately 31%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $69,690 for the three months ended March 31, 2016 and $69,837 for the three months ended March 31, 2015, representing a decrease of $147, or approximately 0.21%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $109,920 for the three months ended March 31, 2016 and $117,624 for the three months ended March 31, 2015, representing an decrease of $7,704 or approximately 7%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $212,000 for the three months ended March 31, 2016 and $241,300 for the three months ended March 31, 2015, representing a decrease of $29,300, or approximately 12%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the three months ended March 31, 2016 was $7,041,362. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2016 and 2015, were $0 and $0, respectively. We have an accumulated deficit of 70,336,394 for the period from December 9, 2005 (inception) to March 31, 2016, and have negative cash flow from operations of $531,507 for the three months ended March 31, 2016.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2016, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the three months ended March 31, 2016:

During the three months ended March 31, 2016 and December 31, 2015, the Company issued convertible notes totaling $1,345,772 and $5,390,789, respectively. The Convertible notes issued for three months ended March 31, 2016 and year ended December 31, 2015, consist of the following terms:

		Three months ended March 31, 2016	Year ended December 31, 2015
		Amount of Principal Raised	Amount of Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,000,000	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	334,046	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	111,111	111,111

Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	787,778	78,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	35,000
Conversion terms 6	Conversion at $0.10 per share	—	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	282,000-
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	351,825	390,778-
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	150,250
Conversion terms 11	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	218,325	218,325
	Convertible Debt	4,803,083	4,634,852
	Less: Debt Discount	(2,634,001)	(2,658,213)
	Convertible Debt - net	$2,169,082	$1,976,639

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the three months ended March 31, 2015 and 2014, respectively.

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

As part of the impairment test, the Company reviewed its' initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances, which are similar to the Company’s products, would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that their technology rights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of their technology.  If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update their impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

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

Below is a summary of our capital-raising activities for the three months ended March 31, 2016 and underlying terms:

 On January 8, 2016 the Company issued 12,000,000 shares of common stock for services having a fair value of $105,600 ($0.009/share).

On January 4, 2016, the Company entered into a conversion agreement with Darling Capital LLC., relating to a convertible promissory note dated June 29, 2015 with the original principal amount of $50,000 for 603,865 shares based on a conversion price of $0.00575 per share.

On January 5, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated August 13, 2014 with the original principal amount of $282,778 for 3,540,067 shares based on a conversion price of $0.00869 per share.

On January 5, 2016, the Company entered into a conversion agreement with Vis Vires Group, Inc., relating to a convertible promissory note dated July 2, 2015 with the original principal amount of $104,000 for 5,194,805 shares based on a conversion price of $0.00770 per share.

On January 6, 2016, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated June 22, 2015 with the original principal amount of $150,000 for 6,024,096 shares based on a conversion price of $0.00594 per share.

On January 4, 2016, the Company entered into a conversion agreement with Darling Capital LLC., relating to a convertible promissory note dated June 29, 2015 with the original principal amount of $50,000 for 2,269,698 shares based on a conversion price of $0.00575 per share.

On January 7, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,096,653 shares based on a conversion price of $0.00630 per share.

On January 7, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 2,379,064 shares based on a conversion price of $0.00631 per share.

On January 7, 2016, the Company entered into a conversion agreement with Darling Capital LLC., relating to a convertible promissory note dated June 29, 2015 with the original principal amount of $50,000 for 2,999,467 shares based on a conversion price of $0.00466 per share.

On January 12, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 4,078,034 shares based on a conversion price of $0.00377 per share.

On January 12, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,700,194 shares based on a conversion price of $0.00377 per share.

On January 12, 2016, the Company entered into a conversion agreement with Vis Vires Group, Inc., relating to a convertible promissory note dated July 2, 2015 with the original principal amount of $104,000 for 14,817,391 shares based on a conversion price of $0.00461 per share.

On January 12, 2016, the Company entered into a conversion agreement with Darling Capital LLC., relating to a convertible promissory note dated June 29, 2015 with the original principal amount of $50,000 for 3,304,598 shares based on a conversion price of $0.00317 per share.

On January 13, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,970,851 shares based on a conversion price of $0.00377 per share.

On January 14, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 2,652,520 shares based on a conversion price of $0.00377 per share.

On January 14, 2016, the Company entered into a conversion agreement with Hightree Capital, LLC, relating to a convertible promissory note dated July 2, 2015 with the original principal amount of $35,000 for 1,627,118 shares based on a conversion price of $0.00384 per share.

On January 15, 2016, the Company entered into a conversion agreement with Darling Capital LLC., relating to a convertible promissory note dated June 29, 2015 with the original principal amount of $50,000 for 5,118,877 shares based on a conversion price of $0.00210 per share.

On January 19, 2016, the Company entered into a conversion agreement with ZSP Capital, LLC, relating to a convertible promissory note dated July 13, 2015 with the original principal amount of $35,000 for 2,103,879 shares based on a conversion price of $0.00380 per share.

On January 20, 2016, the Company entered into a conversion agreement with Hightree Capital, LLC, relating to a convertible promissory note dated July 2, 2015 with the original principal amount of $35,000 for 4,266,042 shares based on a conversion price of $0.00341 per share.

On January 21, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 2,852,564 shares based on a conversion price of $0.00312 per share.

On January 21, 2016, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated June 22, 2015 with the original principal amount of $150,000 for 9,469,697 shares based on a conversion price of $0.00264 per share.

On January 21, 2016, the Company entered into a conversion agreement with ZSP Capital, LLC, relating to a convertible promissory note dated July 13, 2015 with the original principal amount of $35,000 for 2,902,758 shares based on a conversion price of $0.00344 per share.

On January 22, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,942,782 shares based on a conversion price of $0.00312 per share.

On January 25, 2016, the Company entered into a conversion agreement with ZSP Capital, LLC, relating to a convertible promissory note dated July 13, 2015 with the original principal amount of $35,000 for 2,481,176 shares based on a conversion price of $0.00318 per share.

On January 25, 2016, the Company entered into a conversion agreement with Hightree Capital, LLC, relating to a convertible promissory note dated July 2, 2015 with the original principal amount of $35,000 for 4,505,158 shares based on a conversion price of $0.00322 per share.

On January 26, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 3,205,128 shares based on a conversion price of $0.00312 per share.

On January 26, 2016, the Company entered into a conversion agreement with Horberg Enterprises, LP relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 3,000,000 shares based on a conversion price of $0.003332 per share.

On January 27, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 3,273,269 shares based on a conversion price of $0.00312 per share.

On January 27, 2016, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated June 22, 2015 with the original principal amount of $150,000 for 10,023,662shares based on a conversion price of $0.00264 per share.

On February 1, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,293,747 shares based on a conversion price of $0.00312 per share.

On February 3, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 2,247,899 shares based on a conversion price of $0.00228 per share.

On February 8, 2016, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 4, 2015, with the original principal amount of $57,500 for 5,718,501 shares based on a conversion price of $0.00228 per share.

On February 8, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated August 7, 2015 with the original principal amount of $143,889 for 13,186,813 shares based on a conversion price of $0.00228 per share.

On February 10, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 3,241,833 shares based on a conversion price of $0.00227 per share.

On February 17, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 11,098,901 shares based on a conversion price of $0.00377 per share.

On February 17, 2016, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated August 25, 2015, with the original principal amount of $36,750 for 4,646,075 shares based on a conversion price of $0.00228 per share.

On February 18, 2016, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 4, 2015, with the original principal amount of $57,500 for 6,876,650 shares based on a conversion price of $0.00227 per share.

On February 19, 2016, the Company entered into a conversion agreement with Auctus Fund, LLC relating to a convertible promissory note dated August 19, 2015, with the original principal amount of $55,750 for 11,118,234 shares based on a conversion price of $0.00195 per share.

On February 26, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated August 7, 2015 with the original principal amount of $143,889 for 16,483,516 shares based on a conversion price of $0.00182 per share.

On February 29, 2016, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 4, 2015, with the original principal amount of $57,500 for 6,892,549shares based on a conversion price of $0.00182 per share.

On March 8, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 4,307,692 shares based on a conversion price of $0.00163 per share.

On March 9, 2016, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 4, 2015, with the original principal amount of $57,500 for 6,080,359 shares based on a conversion price of $0.00172 per share.

On March 10, 2016, the Company entered into a conversion agreement with Oakmore Opportunity Fund I, LP, relating to a convertible promissory note dated July 28, 2015, with the original principal amount of $37,000 for 2,670,882 shares based on a conversion price of $0.00214 per share.

On March 14, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 3,988,604 shares based on a conversion price of $0.00175 per share.

On March 15, 2016, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 4, 2015, with the original principal amount of $57,500 for 5,061,393 shares based on a conversion price of $0.00166 per share.

On March 18, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated August 7, 2015 with the original principal amount of $143,889 for 18,094,089 shares based on a conversion price of $0.00166 per share.

On March 21, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 5,917,160 shares based on a conversion price of $0.00169 per share.

On March 28, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 11,834,320 shares based on a conversion price of $0.00169 per share.

On March 28, 2016, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated February 24, 2016, with the original principal amount of $46,316 for 12,357,121 shares based on a conversion price of $0.00162 per share.

On March 29, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 24,881,604 shares based on a conversion price of $0.00163 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Replacement Note, Dated 2.23.16 issued to ROCK CAPITAL, LLC
10.2	Convertible Redeemable Replacement Note, Dated 2.23.16 issued to ROCK CAPITAL, LLC
10.3	Convertible Redeemable Note, Dated 2.24.16 issued to ILIAD RESEARCH & TRADING L.P.
10.4	Convertible Redeemable Replacement Note, Dated 3.7.16 issued to ROCK CAPITAL, LLC
10.5	Convertible Redeemable Note, Dated 3.10.16 issued to THE VECHERY FAMILY TRUST
10.6	Convertible Redeemable Note, Dated 3.14.16 issued to THE VECHERY GRANDCHILDREN'S TRUST
10.7	Convertible Redeemable Note, Dated 3.17.16 issued to ADAR BAYS, LLC
10.8	Convertible Redeemable Note, Dated 3.25.16 issued to THE VECHERY GRANDCHILDREN'S TRUST
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2016.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)