Form 10-Q
period 2016-06-30
Max Sound Corp
filed 2016-08-12
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number  000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8837 Villa La Jolla Drive, Unit 12109, La Jolla, California	92039
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2016, the registrant had 835,052,691 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended June 30, 2016

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2016 (UNAUDITED) AND AS OF DECEMBER 31, 2015 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH ENDED JUNE 30, 2016 AND 2015 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED).

PAGES	6 - 22	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
Current Assets
Cash	$2,223	$211,064
Prepaid expenses	65,908	82,681
Debt offering costs - net	10,436	36,699
Total Current Assets	78,567	330,444
Property and equipment, net	96,862	130,961
Other Assets
Security deposit	413	413
Intangible assets	1,036,231	1,092,621
Total Other Assets	1,036,644	1,093,034
Total Assets	$1,212,073	$1,554,439
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,788,733	$1,393,074
Accrued expenses	240,495	257,457
Accrued expenses - related party	473	473
Demand Note	60,000	—
Derivative liability	5,253,141	3,684,184
Convertible note payable, net of debt discount of $2,056,408 and $2,658,213 respectively	2,717,468	1,976,639
Total Current Liabilities	10,060,310	7,311,827
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
835,052,691 and 422,310,693 shares issued and outstanding, respectively	8,349	4,222
Additional paid-in capital	62,286,027	58,052,946
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(70,623,088)	(63,295,031)
Total Stockholders' Deficit	(8,848,237)	(5,757,388)
Total Liabilities and Stockholders' Deficit	$1,212,073	$1,554,439

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	197,381	829,361	741,905	1,616,664
Consulting	70,142	174,712	139,832	244,549
Professional fees	119,833	219,653	229,753	337,277
Website development	7,000	10,000	28,000	15,000
Compensation	198,000	228,000	410,000	469,300
Total Operating Expenses	592,356	1,461,726	1,549,490	2,682,790
Loss from Operations	(592,356)	(1,461,726)	(1,549,490)	(2,682,790)
Other Income / (Expense)
Other income	1,315	20,710	36,529	20,710
Loss on inventory write off	—	—	—	(29,275)
Interest expense	(74,684)	(91,893)	(164,145)	(148,336)
Derivative Expense	(424,320)	(866,758)	(2,505,412)	(1,034,281)
Amortization of debt offering costs	(23,532)	—	(58,000)	(41,929)
Loss on debt settlement	(215,161)	(125,953)	(316,270)	(125,953)
Amortization of debt discount	(1,508,607)	(1,001,924)	(2,847,565)	(1,932,848)
Change in fair value of embedded derivative liability	2,550,645	696,219	76,297	1,169,954
Total Other Income / (Expense)	305,656	(1,369,599)	(5,778,566)	(2,121,958)
Provision for Income Taxes	—	—	—	—
Net Loss	$(286,700)	$(2,831,325)	$(7,328,056)	$(4,804,748)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding during the year Basic and Diluted	825,352,459	305,550,413	710,704,959	335,473,464

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended,
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(7,328,056)	$(4,804,748)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	40,498	38,855
Stock and stock options issued for services	105,894	212,925
Warrants issued for services	91,556	—
Loss on debt conversion settled through the issuance of stock	—	105,246
Amortization of intangible assets	56,390	527,179
Amortization of debt offering costs	58,000	41,929
Amortization of debt discount	2,847,565	1,932,848
Change in fair value of derivative liability	(76,297)	(1,169,954)
Gain/(Loss) on debt extinguishment	(35,200)	—
Derivative Expense	2,505,412	1,034,281
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	29,275
(Increase)/Decrease in prepaid expenses	16,773	2,490
Increase/(Decrease) accounts payable	391,285	702,735
Increase/(Decrease) in accrued expenses	165,286	161,678
Net Cash Used In Operating Activities	(1,160,894)	(1,185,261)
Cash Flows From Investing Activities:
Purchase of property equipment	(6,398)	(8,009)
Net Cash Used In Investing Activities	(6,398)	(8,009)
Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	—	144,024
Repayment from stockholder loans / lines of credit	—	(368,000)
Repayment of convertible note	(1,197,096)	(231,000)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	2,195,547	1,687,816
Repayment of note payable	(40,000)	—
Cash paid on interest expense	—	(69,102)
Net Cash Provided by Financing Activities	958,451	1,163,738
Net Decrease in Cash	(208,841)	(29,532)
Cash at Beginning of Year	211,064	35,747
Cash at End of Year	$2,223	$6,215
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,000,029	$3,520,886
Reclass of convertible debt to demand note	$100,000	$—

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2016 and 2015.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue

Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenues of $0, $0, $0 and $0 for the three and six months ended June 30, 2016 and 2015, respectively.

(H) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in consulting and general and administrative expenses and totaled $1,942 and $0 for the six months ended June 30, 2016 and 2015, respectively.

(I) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. For the year ended December 31, 2015, the inventory was impaired and valued at $0. The Company had no inventory as of June 30, 2016.

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

	Cost , net	Impairment Loss	Amortization for six months ended June 30, 2016	Balance as of June 30, 2016
Trademarks	$7,500,000	$(6,630,419)	(43,479)	826,102
Distribution rights	7,372,561	(7,372,561)	—	—
Licensing Rights	1,923,401	(1,700,393)	(12,909)	210,099
Other	275	(243)	(2)	30
	$16,796,237	(15,703,616)	(56,390)	1,036,231

As of June 30, 2016 and December 31, 2015, $826,102 and $869,581, respectively, of costs related to registering a trademark and acquiring technology rights [audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $6,630,419 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of June 30, 2016 and December 31, 2015, $0 and $0, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company the reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $7,372,562 that is recorded as impairment loss on intangible asset.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of June 30, 2016and December 31, 2015, $178,438 and $187,830, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $1,432,170 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015 In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with funds raised through June 30, 2016, the Company recorded a liability and expensed $1,096,510 as royalty cost, related to the 20% fee, as of June 30, 2016 $30,000, has been paid. The remaining liability as of June 30, 2016, is $1,060,845 and is included in accounts payable.

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property. As a result of this review, the Company recorded an impairment loss of $6,630,419 on intangible asset during the year ended December 31, 2016.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant &Eisenhofer, PA to represent the Company and VSL in the suits. On November 24, 2015 the District Court entered an order granting the Google defendants’ motion to dismiss. The Company timely filed its notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of June 30, 2016 and December 31, 2015, $31,660 and $35,178, respectively of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $268,223 on intangible asset for the year ended December 31, 2015.

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

In connection with funds raised through June 30, 2016, the Company recorded a liability and expensed $548,255 as royalty cost, related to the 10% fee, as of June 30 , 2016, $40,000 has been paid. The remaining liability as of June 30, 2016, is $515,423 and is included in accounts payable.

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

(K) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $0, $0 and $15,703,617 in impairment of the intangible asset for the three and six months ended June 30, 2016 and the year ended December 31, 2015, respectively (See Note 1J).

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

The computation of basic and diluted loss per share for the years ended June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2016	June 30, 2015

Stock Warrants (Exercise price - $0.25 - $.52/share)	21,070,690	—
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	—
Convertible Debt (Exercise price - $0.07 - $.0817/share)	1,700,859,726	134,002,173
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	1,849,797,068	259,002,173

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

(P) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including intangible assets, accounts payable, derivative liability, convertible note payable, and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2016 and December 31, 2015, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2016				December 31, 2015
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	5,253,141	—	5,253,141	—	3,684,184	—	3,684,184
Intangible Assets	—	1,036,230	—	1,036,230	—	1,092,621	—	1,092,621

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

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $7,328,056 for the six months ended June 30, 2016, has an accumulated deficit of $70,623,088 as of June 30, 2016, and has negative cash flow from operations of $1,160,894 for the six months ended June 30, 2016.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through June 30, 2016 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	June 30, 2016	December 31, 2015

Line of credit - related party	$473	$473

Convertible debt	4,773,876	4,634,852
Less: debt discount	(2,056,408)	(2,658,213)
Convertible debt - net	2,717,468	1,976,639
Demand note	60,000
Total current debt	2,777,941	$1,976,639

(A)	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2015	$473
Borrowings during the six months ended June 30, 2016	—	4%	September 26, 2016
Interest accrual	—
Repayments	—
Balance - June 30, 2016	$473	4%	September 26, 2016

Accounts payable consists of the following:

	As of June 30, 2016	As of December 31, 2015

Accounts Payable	1,788,733	$1,393,074

Total accounts payable	1,788,733	$1,393,074

Accounts payable for the year ended included royalty payments due to VSL agreement entered into on August 11, 2014 in the amount of $1,033,000 and EA Technology agreement entered into on May 22, 2014 in the amount of $ 515,423 for a total payable of $1,060,845 See Note 1 (J).

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

During the six months ended June 30, 2016 and the year December 31, 2015, the Company issued convertible notes totaling $2,289,101, less the original issue discount and debt issue costs of $93,554, for the net proceeds of $2,195,547 and $5,390,789, respectively.

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

The convertible notes issued for year ended June 30, 2016 and year ended December 31, 2015, consist of the following terms:

		Six months ended	Year ended
		June 30, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,542,400	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	465,416	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	111,111
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	787,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fiften (15) trading day period prior to the conversion.	—	35,000
Conversion terms 6	Conversion at $0.10 per share	—	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,060	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	150,250
Conversion terms 10	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	218,325
	Convertible Debt	4,773,876	4,634,852
	Less: Debt Discount	(2,056,408)	(2,658,213)
	Convertible Debt - net	$2,717,468	$1,976,639

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

During the six months ended June 30, 2016, the Company converted debt and accrued interest, totaling $1,000,029 into 400,741,998 shares of common stock

During the year ended December 31, 2015, the Company converted debt and accrued interest, totaling $2,918,633 into 154,673,471 shares of common stock.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2015	4,634,852	4% - 10%	February 26, 2015 - November 23, 2017
Borrowings during the six months ended June 30, 2016	2,289,101	8% - 10%
Non-Cash Reclassification of accrued interest converted	55,163
Repayments	(1,197,096)
Conversion of debt to into 400,741,998 shares of common stock with a valuation of $1,000,029 ($0.017 - $0.042/share) including the accrued interest of $55,163	(1,000,029)
Reclassification into a demand note	—
Convertible Debt Balance as of 6/30/16	4,781,991	4% - 10%	February 26, 2015 - November 23, 2017

(D)	Debt Issue Costs

During the six months ended June 30, 2016, the Company paid debt issue costs totaling $21,737.

The following is a summary of the Company’s debt issue costs:

	As of	As of
	June 30, 2016	December 31, 2015

Debt issue costs	$195,113	163,375
Accumulated amortization of debt issue costs	(184,677)	(126,676)

Debt issue costs - net	$10,436	36,699

During the six months ended June 30, 2016 and 2015 the Company amortized $58,000 and $41,929 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the six months ended June 30, 2016 and December 31, 2015, the Company recorded debt discounts totaling $2,245,760 and $5,323,857, respectively.

The debt discount and the original issue discount recorded in 2016 and 2015 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,338,958 and $1,932,848 during the six months ended June 30, 2016 and 2015, respectively, to amortization of debt discount expense.

	As of	As of
	June 30, 2016	December 31, 2015

Debt discount	$9,290,998	7,042,922
Accumulated amortization of debt discount	(7,234,590)	(4,384,709)

Debt discount - Net	$2,056,408	2,658,213

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2015	$3,684,184

Fair value at the commitment date for convertible instruments	4,696,124
Fair value at the commitment date for warrants issued	91,556
Change in fair value of embedded derivative liability for warrants issued	(20,313)
Change in fair value of embedded derivative liability for convertible instruments	(55,984)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,111,782)
Change from repayments	(2,030,644)
Derivative Liability -June 30, 2016	$5,253,141

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the six months ended June 30, 2016 and 2015 of $2,505,412 and $1,034,281, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	150% -268.842%
Expected term:	0.41 - 3 Years	0.12–2.91 Years
Risk free interest rate:	0.06% - 1.31%	0.04% - .1.58%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 221%	177% -238.77%
Expected term:	0.41 - 3 Years	0.12–2.9 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .1.31%

NOTE 5           PROPERTY AND EQUIPMENT

At June 30, 2016 and December 31, 2015, respectively, property and equipment is as follows:

	June 30, 2016	December 31, 2015

Website Development	$294,795	$294,795
Furniture and Equipment	117,183	112,220
Leasehold Improvements	6,708	6,573
Software	54,598	53,897
Music Equipment	2,578	2,578
Office Equipment	80,710	80,110
Domain Name	1,500	1,500
Sign	628	628
Total	558,700	552,301
Less: accumulated depreciation and amortization	(461,838)	(421,340)
Property and Equipment, Net	$96,862	$130,961

Depreciation/amortization expense for the three and six months ended June 30, 2016 totaled $20,334 and $40,498, respectively.

Depreciation/amortization expense for the three and six months ended June 30, 2015 totaled $19,645 and $38,854, respectively.

NOTE 6          STOCKHOLDERS’ EQUITY

On March 4, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors created and authorized the issuance of Series A Convertible Preferred stock, with a par value of $0.00001 per share. The face amount of state value of each Preferred Share of stock is $0.96 and the conversion price of $0.04 per share.

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

(A)	Common Stock

During the six months ended June 30, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	400,741,998	$1,000,029	$0.00143 to- $0.00869
Services - rendered	12,000,000	105,600	$0.12-$0.009
Total shares issued	412,741,998	$1,105,629

During the year ended December 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	154,673,471	$2,918,633	$0.009 - $0.042
Services - rendered	9,195,182	294,548	$0.12-$0.07
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	48,868,653	$3,361,981

The following is a detailed description of transactions noted above:

1. Conversion of convertible debt and accrued interest

During the six months ended June 30, 2016, the Company converted debt and accrued interest, totaling $1,000,029 into 400,741,998 shares of common stock

2. Services Rendered

During the six months ended June 30, 2016, the Company issued 12,000,000 shares of common stock to employee having a fair value of $105,600 ($0.009/sh.) in exchange for services.

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

The Company maintains on its books and within the above financials, debt to Venture Champion Asia Limited and ICG USA LLC or its designee(s) which is currently in default and has not been converted due to ICG’s settled administrative proceeding with the SEC, where the Company awaits any rightful exemption or regulatory no-action that would render any forward moving action compliant by all the parties.

3. Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the six months ended June 30, 2016 and for the year ended December 31, 2015, the Company has not declared dividends.

4. Conversion of line of credit into Common shares

On April 1, 2015, the principal stockholder converted $150,000 of the line of credit owed into 5,000,000 shares of common stock at $0.03 per share.

 (B) Stock Warrants

On May 27, 2016, the Company has agreed to issue 1,000,000 three-year warrants at an exercise price of $0.005/share of the common stock of the Company to a consultant for consulting services. The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing

On March 6, 2016, the Company entered into a revised engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel beginning July 28, 2015 through December 31, 2016, pursuant to which the Company has agreed to issue a five (5) warrants at an exercise price totaling $25,000 at a strike price of ($0.0029/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on March 3, 2016. In addition the Company has agreed to pay McMenamin Law Group cash consideration totaling $15,000 on or before March 31, 2016, or a funding of the Company, whichever occurs first. As of June 30, 2016, the payment was not made. This new engagement shall replace and supersede any previous engagements or other agreements between the Company and McMenamin Law Group.

On February 29, 2016, the Company has agreed to issue 2,000,000 three-year warrants at an exercise price of $0.01/share of the common stock of the Company to a consultant for consulting services.

On January 5, 2016, the Company increased the warrant issuance to a consultant from November 25, 2014, from 200,000 warrants to 2,800,000 warrants. The warrants vested immediately. The 2,000,000 have an exercise price of $0.02 per share. The 800,000 have an exercise price of $0.06 per share and contingent on the Common Stock on market price per share at $0.05 per share or higher for 30 or more consecutive days at the time of purchase. The Company will record the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing model. Subsequently, on May 24, 2016 the Company into a revised agreement, pursuant to which to Company cancelled the 3,000,000 issues previously issued and the Company has agreed to issue 5,600,000 a three (3) year warrant at a strike price of ($0.006/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on May 24, 2016.

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

The following tables summarize all warrant grants as of June 30, 2016, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	5,550,000	$0.25	1.5

Granted	20,020,690
Exercised	—
Cancelled/Forfeited	(4,500,000)
Balance, June 30, 2016	21,070,690	$0.01	2.5

During the six months ended June 30, 2016 the Company cancelled 3,000,000 warrants in connection with the re issuance of 5,600,000 warrants as per the warrant issuance as described in note 6(B). In addition, during the six months ended June 30, 2016 the Company cancelled 1,500,000 fully expired warrants.

 A summary of all outstanding and exercisable warrants as of June 30, 2016 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining		Aggregate
Price	Outstanding	Exercisable	Contractual Life		Intrinsic Value

$0.01	2,000,000	2,000,000	2.66		$-
$0.005	1,000,000	1,000,000-	2.91-		$-
$0.0029	8,620,690	8,620,690	2.75		$-
$0.006	5,600,000	5,600,000	2.89	$
$0.12	2,000,000	2,000,000	2.27		$-
$0.40	1,850,000	1,850,000	0.53		$-

	21,070,690	21,070,690	2.5		$-

A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	1.90	$—
$0.12	2,000,000	2,000,000	2.77	$—

$0.40	2,850,000	2,850,000	0.73	$—
$0.45	500,000	500,000	—	$—

	5,550,000	5,550,000	1.5 years	$—

(C) Stock Options

The following tables summarize all option grants as of June 30, 2016, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding - December 31, 2015	15,566,652	$0.13	1.32
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Canceled	(12,700,000)	$—	—
Outstanding – June 30, 2016	2,866,652	$0.13	1.02
Exercisable - June 30, 2016	2,866,652

NOTE 7         COMMITMENTS

(A) Employment Agreement

On January 31, 2016 Mr. Lloyd Trammell submitted a notice of resignation ending employment on March 1, 2016.

On January 8, 2016, the Company extended the employment agreement with its CEO, John Blaisure for an additional five years. The Company issued 12,000,000 shares of Company’s common stock as part of the compensation with a fair value of $105,600 ($0.0088) based on the stock trading price.

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

(B) Consulting Agreement

On April 14, 2016, the Company entered into an agreement, for consulting services, for which the Company issued 1,000,000 warrants at a strike price of ($0.005/share) per share.

On March 6, 2016, the Company entered into a revised engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel beginning July 28, 2015 through December 31, 2016, pursuant to which the Company has issued a five (5) warrants at an exercise price totaling $25,000 at a strike price of ($0.0029/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on March 3, 2016. In addition the Company has agreed to pay McMenamin Law Group cash consideration totaling $15,000 on or before March 31, 2016, or a funding of the Company, whichever occurs first. On March 23, 2016, the Company paid $15,000 to McMenamin

Law Group.

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

NOTE 8       LITIGATION

From time to time, the Company has become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

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

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute. The parties recently participated in mediation and have arrived successfully at a settlement and resolution of the matter. The Company agreed in connection with the settlement to pay Bibicoff Trust $100,000 over a 13 month installment period commencing March 10, 2016, with the caveat that such settlement amount will be reduced to $93,000.00 in the event the Company pays $20,000.00 on or before March 10, 2016, which the Company successfully achieved thus reducing the settlement amount to $93,000.00.

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

MaxD v. VSL, et al. This is an arbitration action brought by the Company against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. Google filed a motion to dismiss the litigation based upon the argument that the Company’s underlying agreement with VSL did not confer on the Company legal standing to pursue the patent infringement claims against Google. On November 24, 2015 the Court granted the motion to dismiss in favor of Google. The Company timely filed it notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. As noted herein, this finding by the Court was appealed to the Federal Circuit court of Appeals on February 22, 2016. The Circuit Court docketed the appeal on February 24, 2016, and the parties will be briefing the appeal during the next several months. Subsequently, the Company has pursued in arbitration claims against VSL to legally enforce the agreement and to compel VSL to comply with the agreement’s terms and conditions that inter alia VSL must fully cooperate with the Company to cure any issues the Court raised with standing to pursue the claims. This arbitration is still ongoing.

On April 22, 2016, Vedanti filed a lawsuit against the Company in the Northern District of California seeking to avoid participation in the aforementioned arbitration.  This lawsuit is ongoing.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also bring a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which is scheduled to be heard by the Court on August 12, 2016.

Attia v. Google and Flux Factory. As of December 31, 2015:  Defendants had filed a demurrer to the complaint.  The demurrer was pending as of December 31, 2015. Current status:  On February 1, 2016, the court granted in part and denied in part the demurrer and provided plaintiff leave to amend the complaint to cure certain deficiencies.  The amended complaint was filed on February 8, 2016.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of June 30, 2016 and December 31, 2015 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	Six Months Ended June 30, 2016	December 31, 2015

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,472,005)	(2,415,615)
Impairment of the distributions rights		(15,703,616)	(15,703,616)

Net carrying value		$1,036,231	$1,092,621

For the six months ended June 30, 2016 and 2015, amortization expense related to the intangibles with finite lives totaled $56,390 and $527,179, respectively, and was included in general and administrative expenses in the statement of operations.  The Company also recorded an impairment expense of $15,703,617 during the year ended December 31, 2015.

NOTE 10       SUBSEQUENT EVENTS

On July 26, 2016 the Company entered into an agreement with Iliad Research and Trading, L.P., to issue up to $171,665 in a convertible note. The note matures on July 26, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the ten (10) trading day period prior to the conversion.. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $150,000 proceeds on July 28, 2016.

On July 15, 2016 the Company entered into an agreement with JSJ Investments, Inc., to issue up to $50,000 in a convertible note. The note matures on April 15, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $49,000 proceeds on July 19, 2016.

On July 7, 2016 the Company entered into an agreement with Crossover Capital Fund I, LLC, to issue up to $52,632 in a convertible note. The note matures on April 7, 2017 and bears an interest charge of 10%. The conversion price equals the “Variable Conversion Price”, which is 60% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the twelve (12) trading day period prior to the conversion.. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $45,000 proceeds on July 12, 2016.

On August 4, 2016 under the Terms of the term sheet entered into with Imperalis Holdings (IMHC), IMHC would acquire certain rights, title and interest in and to the MAX-D Audio Technology's Intellectual Property for certain MAXD HD Audio Technology IP component assets. At the date of this filing, and per the initial Terms, the purchase is on hold as the Company awaits verification by IMHC of adequate funding to propel potential business and solidify that the IMHC asset purchase would be in the best interest of Company's Shareholders.

On August 9, 2016 the Company has moved a level down from OTCQB to OTC Pink Current Information where it is within the continued standards and pricing requirements as found in Section 2 of the OTCQB Eligibility Standards. The company’s services, which remain active and are paid current with OTC Markets through the end of 2016, may re-apply at any time after a price increase to meet all of the OTCQB Eligibility Standards to be moved back to the higher OTCQB marketplace.

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

For the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	197,381	829,361	741,905	1,616,664
Consulting	70,142	174,712	139,832	244,549
Professional fees	119,833	219,653	229,753	337,277
Website development	7,000	10,000	28,000	15,000
Compensation	198,000	228,000	410,000	469,300
Total Operating Expenses	592,356	1,461,726	1,549,490	2,682,790
Loss from Operations	(592,356)	(1,461,726)	(1,549,490)	(2,682,790)
Other Income / (Expense)
Other income	1,315	20,710	36,529	20,710
Loss on inventory write off	—	—	—	(29,275)
Interest expense	(74,684)	(91,893)	(164,145)	(148,336)
Derivative Expense	(424,320)	(866,758)	(2,505,412)	(1,034,281)
Amortization of debt offering costs	(23,532)	—	(58,000)	(41,929)
Loss on debt settlement	(215,161)	(125,953)	(316,270)	(125,953)
Amortization of debt discount	(1,508,607)	(1,001,924)	(2,847,565)	(1,932,848)
Change in fair value of embedded derivative liability	2,550,645	696,219	76,297	1,169,954
Total Other Income / (Expense)	305,656	(1,369,599)	(5,778,566)	(2,121,958)
Provision for Income Taxes	—	—	—	—
Net Loss	$(286,700)	$(2,831,325)	$(7,328,056)	$(4,804,748)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding during the year Basic and Diluted	825,358,459	305,550,413	710,704,959	335,473,464

For the three months ended June 30, 2016 and 2015.

General and Administrative Expenses: Our general and administrative expenses were $197,381 for the three months ended June 30, 2016 and $829,361 for the three months ended June 30, 2015, representing a decrease of $631,980, or approximately 76%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $70,142 for the three months ended June 30, 2016 and $174,712 for the three months ended June 30, 2015, representing a decrease of $104,570, or approximately 60%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $119,833 for the three months ended June 30, 2016 and $219,653 for the three months ended June 30, 2015, representing an decrease of $99,820 or approximately 45%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $198,000 for the three months ended June 30, 2016 and $228,000 for the three months ended June 30, 2015, representing a decrease of $30,000, or approximately 13%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the three months ended June 30, 2016 was $286,700. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

For the six months ended June, 2016 and 2015

General and Administrative Expenses: Our general and administrative expenses were $741,905 for the six months ended June 30, 2016 and $1,616,664 for the six months ended June 30, 2015, representing a decrease of $874,759, or approximately 54%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $139,832 for the six months ended June 30, 2016 and $244,549 for the six months ended June 30, 2015, representing a decrease of $104,717, or approximately 43%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $229,753 for the six months ended June 30, 2016 and $337,277 for the six months ended June 30, 2015, representing a decrease of $107,524 or approximately 32%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $410,000 for the six months ended June 30, 2016 and $469,300for the six months ended June 30, 2015, representing a decrease of $59,300, or approximately 13%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the six months ended June 30, 2016 was $7,328,056. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2016 and 2015, were $0 and $0, respectively. We have an accumulated deficit of $70,623,088 for the period from December 9, 2005 (inception) to June 30, 2016, and have negative cash flow from operations of $1,160,894 or the six months ended June 30, 2016.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2016, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the six months ended June 30, 2016:

During the six months ended June 30, 2016 and December 31, 2015, the Company issued convertible notes totaling $2,195,547 and $5,390,789, respectively. The Convertible notes issued for six months ended June 30, 2016 and year ended December 31, 2015, consist of the following terms:

		Six months ended	Year ended
		June 30, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 - November 23, 2017	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,542,400	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	465,416	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	111,111
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	787,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fiften (15) trading day period prior to the conversion.	—	35,000
Conversion terms 6	Conversion at $0.10 per share	—	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	—	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,060	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	150,250
Conversion terms 10	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	218,325
	Convertible Debt	4,773,876	4,634,852
	Less: Debt Discount	(2,056,408)	(2,658,213)
	Convertible Debt - net	$2,717,468	$1,976,639

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the six months ended June 30, 2015 and 2014, respectively.

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

Below is a summary of our capital-raising activities for the three months ended June 30, 2016 and underlying terms:

On April 1, 2016, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated June 22, 2015 with the original principal amount of $150,000 for 8,503,401 shares based on a conversion price of $0.00294 per share.

On April 1, 2016, the Company entered into a conversion agreement with ZSP Capital, LLC, relating to a convertible promissory note dated July 13, 2015 with the original principal amount of $35,000 for 3,108,003 shares based on a conversion price of $0.00322 per share.

On April 1, 2016, the Company entered into a conversion agreement with Adar Bays, LLC relating to a convertible promissory note dated March 17, 2015, with the original principal amount of $110,250 for 4,720,237 shares based on a conversion price of $0.00143 per share.

On April 11, 2016, the Company entered into a conversion agreement with Rock Capital relating to a convertible promissory note dated February 24, 2016, with the original principal amount of $46,316 for 10,121,257 shares based on a conversion price of $0.00169 per share

On April 5 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated August 7, 2015 with the original principal amount of $143,889 for 13,500,000 shares based on a conversion price of $0.00182 per share.

On April 4, 2016, the Company entered into a conversion agreement with Union Capital, LLC relating to a convertible promissory note dated April 21, 2015 with the original principal amount of $110,250 for 10,276,247 shares based on a conversion price of $0.00182per share.

On April 6, 2016, the Company entered into a conversion agreement with Horberg Enterprises, LP relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 13,041,420 shares based on a conversion price of $0.00169 per share.

On April 6, 2016, the Company entered into a conversion agreement with Horberg Enterprises, LP relating to a convertible promissory note dated August 21, 2014, with the original principal amount of $250,000 for 13,070,078 shares based on a conversion price of $0.00180 per share.

On April 16, 2016, the Company entered into a conversion agreement with The Vechery Family Trust DTD 10/9/84 relating to a convertible promissory note dated 1, 2015, with the original principal amount of $1,000,000 for 32,000,000 shares based on a conversion price of $0.0018 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 4.05.16 issued to ILIAD RESEARCH & TRADING L.P.
10.2	Convertible Redeemable Note, Dated 4.08.16 issued to The Vechery Family Trust
10.3	Convertible Redeemable Note, Dated 5.17.16 issued to ILIAD RESEARCH & TRADING L.P.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)