Form 10-Q
period 2016-09-30
Max Sound Corp
filed 2016-11-14
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 14, 2016, the registrant had 850,560,382 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended September 30, 2016

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND AS OF DECEMBER 31, 2015 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

PAGES	6 - 22	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	September 30, 2016	December 31, 2015
	(UNAUDITED)

Current Assets
Cash	$9,448	$211,064
Prepaid expenses	62,230	82,681
Debt offering costs - net	25,476	36,699
Total Current Assets	97,154	330,444

Property and equipment, net	76,977	130,961

Other Assets
Security deposit	413	413
Intangible assets	1,008,036	1,092,621
Total Other Assets	1,008,449	1,093,034

Total Assets	$1,182,580	$1,554,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,829,760	$1,393,074
Accrued expenses	334,746	257,457
Accrued expenses - related party	473	473
Demand Note	40,000	—
Derivative liability	6,042,391	3,684,184
Convertible note payable, net of debt discount of $1,379,313 and $2,658,213 respectively	3,657,610	1,976,639
Total Current Liabilities	11,904,980	7,311,827

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
847,363,298 and 422,310,693 shares issued and outstanding, respectively	8,472	4,222
Additional paid-in capital	62,649,884	58,052,946
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(72,861,231)	(63,295,031)
Total Stockholders' Deficit	(10,722,400)	(5,757,388)

Total Liabilities and Stockholders' Deficit	$1,182,580	$1,554,439

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	157,362	611,463	899,267	2,228,127
Consulting	20,750	117,889	160,582	362,438
Professional fees	57,909	653,340	287,662	990,617
Website development	—	18,000	28,000	33,000
Compensation	198,000	238,046	608,000	707,346
Total Operating Expenses	434,021	1,638,738	1,983,511	4,321,528

Loss from Operations	(434,021)	(1,638,738)	(1,983,511)	(4,321,528)

Other Income / (Expense)
Other income	—	75,754	36,532	96,464
Loss on inventory write off	—	—	—	(29,275)
Interest expense	(70,462)	(242,959)	(234,607)	(391,295)
Derivative Expense	(830,265)	20,284	(3,335,677)	(1,013,997)
Amortization of debt offering costs	(21,471)	(33,705)	(79,471)	(75,634)
Loss on debt settlement	—	125,953	(316,270)	—
Amortization of debt discount	(1,065,142)	(887,126)	(3,912,707)	(2,819,974)
Change in fair value of embedded derivative liability	183,215	(167,717)	259,512	1,002,237
Total Other Income / (Expense)	(1,804,125)	(1,109,516)	(7,582,688)	(3,231,474)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,238,146)	$(2,748,254)	$(9,566,199)	$(7,553,002)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the year Basic and Diluted	836,376,412	336,161,408	752,906,044	335,750,797

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(9,566,199)	$(7,553,002)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	60,383	58,872
Stock and stock options issued for services	105,894	249,946
Warrants issued for services	91,556	—
Amortization of intangible assets	84,585	790,769
Amortization of debt offering costs	79,471	77,472
Amortization of debt discount	3,912,707	2,819,974
Change in fair value of derivative liability	(259,512)	(1,002,237)
Gain/(Loss) on debt extinguishment	(35,200)	(96,462)
Derivative Expense	3,335,677	1,013,997
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	29,275
(Increase)/Decrease in prepaid expenses	20,451	9,370
Increase/(Decrease) accounts payable	422,180	1,037,483
Increase/(Decrease) in accrued expenses	259,537	357,903
Increase/(Decrease) in accrued expenses - related party	—	24,000
Net Cash Used In Operating Activities	(1,488,470)	(2,182,640)

Cash Flows From Investing Activities:
Purchase of property equipment	(6,398)	(8,789)
Net Cash Used In Investing Activities	(6,398)	(8,789)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	—	268,045
Repayment from stockholder loans / lines of credit	—	(388,000)
Repayment of convertible note	(1,197,096)	(231,000)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	2,550,348	2,357,225
Proceeds from note payable	—	170,000
Repayment of note payable	(60,000)	—
Net Cash Provided by Financing Activities	1,293,252	2,176,270

Net Decrease in Cash	(201,616)	(15,159)

Cash at Beginning of Year	211,064	35,747

Cash at End of Year	$9,448	$20,588

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,129,849	$4,418,964
Reclass of convertible debt to demand note	$100,000	$—

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission applicable to interim financial information and with instructions to Form 10Q and Articles of Regulations S-X. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2016 and 2015.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has not yet commenced revenue generating activities.

(H) Inventories

Inventory consists primarily of finished goods and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values. For the year ended December 31, 2015, the inventory was impaired and valued at $0. The Company had no inventory as of September 30, 2016.

 (I) Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process, which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $16,796,237 of intangible assets. For the year ended December 31, 2015, $15,703,616 impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market for the following assets:

	Cost, net	Impairment Loss	Amortization for nine months ended September 30, 2016	Balance as of September 30, 2016
Trademarks	$7,500,000	$(6,630,419)	(65,219)	804,362
Distribution rights	7,372,561	(7,372,561)	—	—
Licensing Rights	1,923,401	(1,700,393)	(19,364)	203,644
Other	275	(243)	(2)	30
	$16,796,237	(15,703,616)	(84,585)	1,008,036

As of September 30, 2016 and December 31, 2015, $804,362 and $869,581, respectively, of costs related to registering a trademark and acquiring technology rights [audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $6,630,419 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of September 30, 2016 and December 31, 2015, $0 and $0, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. During 2015 fiscal year, a $7,372,562 impairment loss was recorded against certain Distribution Rights acquired during 2012 fiscal year.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of September 30, 2016 and December 31, 2015, $173,742 and $187,830, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $1,432,170 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with the acquisition agreements entered on May 19, 2014 to acquire “Optimized Data Transmission System and Method” (“ODT”), we recorded a liability and expensed $1,096,501 royalty cost for funds raised through September 30, 2016

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property. As a result of this review, the Company recorded an impairment loss of $6,630,419 on intangible asset during the year ended December 31, 2015

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer, PA to represent the Company and VSL in the suits. On November 24, 2015 the District Court entered an order granting the Google defendants’ motion to dismiss. The Company timely filed its notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of September 30, 2016 and December 31, 2015, $29,901 and $35,178, respectively of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $268,223 on intangible asset for the year ended December 31, 2015.

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

In connection with funds raised through September 30, 2016, the Company recorded a liability and expensed $548,255 as royalty cost, related to the 10% fee, as of September 30, 2016, $40,000 has been paid. The remaining liability as of September 30, 2016, is $528,423 and is included in accounts payable.

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

(J) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $0, $0 and $15,703,617 in impairment of the intangible asset for the three and nine months ended September 30, 2016 and the year ended December 31, 2015, respectively (See Note 1J).

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

The computation of basic and diluted loss per share for the years ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015

Stock Warrants (Exercise price - $0.25 - $.52/share)	20,770,690	—
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	—
Convertible Debt (Exercise price - $0.017 - $.0817/share)	468,236,372	342,659,020
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	616,873,714	467,659,020

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

(O) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, derivative liability, convertible note payable, and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2016 and December 31, 2015, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2016				December 31, 2015
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	5,918,066	—	5,918,066	—	3,684,184	—	3,684,184

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of September 30, 2016 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $9,441,874 for the nine months ended September 30, 2016, has an accumulated deficit of $72,736,906 as of September 30, 2016, and has negative cash flow from operations of $1,488,470 for the nine months ended September 30, 2016.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result fromthe outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	September 30, 2016	December 31, 2015

Line of credit - related party	$473	$473

Convertible debt	5,036,923	4,634,852
Less: debt discount	(1,379,313)	(2,658,213)
Convertible debt - net	3,657,610	1,976,639
Demand note	40,000
Total current debt	3,698,083	$1,977,112

(A) – Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2015	$473
Borrowings during the nine months ended September 30, 2016	—	4%	September 26, 2016
Interest accrual	—
Repayments	—
Balance - September 30, 2016	$473

Accounts payable consists of the following:

	As of September 30, 2016	As of December 31, 2015

Accounts Payable	$214,492	$338,978
Royalty Payable	1,615,268	1,054,096
Total accounts payable and royalty payable	$1,829,760	$1,393,074

Accounts payable for the year ended included royalty payments due to VSL agreement entered into on August 11, 2014 in the amount of $1,086,845 and EA Technology agreement entered into on May 22, 2014 in the amount of $528,423 for a total payable of $1,615,268 See Note 1 (J).

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

During the nine months ended September 30, 2016 and 2015, the Company issued convertible notes totaling $2,682,148, less the original issue discount and debt issue costs of $131,800, for net proceeds of $2,550,348 and $2,357,225, respectively.

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

The convertible notes issued for year ended September 30, 2016 and year ended December 31, 2015, consist of the following terms:

		Nine months ended	Year ended
		September 30, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		February 26, 2015 –March 10, 2018	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,412,400	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	465,416	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	111,111
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	787,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	35,000
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	90,000	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	172,725	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	78,750	150,250
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	218,325

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	52,632	—
	Convertible Debt	5,036,923	4,634,852
	Less: Debt Discount	(1,379,313)	(2,658,213)
	Convertible Debt - net	$3,657,610	$1,976,639

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

During the nine months ended September 30, 2016, the Company converted debt and accrued interest, totaling $1,129,849 into 413,052,605 shares of common stock

During the nine months ended September 30, 2015, the Company converted debt and accrued interest, totaling $4,418,964 into 154,673,471 shares of common stock.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2015	4,634,852	4% - 10%	February 26, 2015 - November 23, 2017
Borrowings during the nine months ended September 30, 2016	2,673,853	8% - 10%
Non-Cash Reclassification of accrued interest converted	55,163
Repayments	(1,197,096)
Conversion of debt to into 413,052,605 shares of common stock with a valuation of $1,129,849 ($0.00143 - $0.01056/share) including the accrued interest of $55,163	(1,129,849)
Reclassification into a demand note	—
Convertible Debt Balance as of September 30, 2016	5,036,923	4% - 10%	February 26, 2015 - March 10, 2018

(D)	Debt Issue Costs

During the nine months ended September 30, 2016, the Company paid debt issue costs totaling $51,939.

The following is a summary of the Company’s debt issue costs:

	As of	As of
	September 30, 2016	December 31, 2015

Debt issue costs	$231,624	163,375
Accumulated amortization of debt issue costs	(206,148)	(126,676)

Debt issue costs - net	$25,476	36,699

During the nine months ended September 30, 2016 and 2015 the Company amortized $79,471 and $75,634 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the nine months ended September 30, 2016 and December 31, 2015, the Company recorded debt discounts totaling $2,633,807 and $5,323,857, respectively.

The debt discount and the original issue discount recorded in 2016 and 2015 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $3,912,707 and $2,819,974 during the nine months ended September 30, 2016 and 2015, respectively, to amortization of debt discount expense.

	As of	As of
	September 30, 2016	December 31, 2015

Debt discount	$9,679,045	7,042,922
Accumulated amortization of debt discount	(8,299,732)	(4,384,709)

Debt discount - Net	$1,379,313	2,658,213

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -283%
Expected term:	0.41 - 2 Years	0.12–2.65 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .0.88%

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the nine months ended September 30, 2016 and 2015 of $3,269,969 and $1,013,997, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -283%
Expected term:	0.41 - 2 Years	0.12–2.65 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .0.88%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 221%	177% -238.77%
Expected term:	0.41 - 3 Years	0.12–2.9 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .1.31%

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2016 and December 31, 2015, respectively, property and equipment is as follows:

	September 30, 2016	December 31, 2015

Website Development	$294,795	$294,795
Furniture and Equipment	117,183	112,220
Leasehold Improvements	6,708	6,573
Software	54,598	53,897
Music Equipment	2,578	2,578
Office Equipment	80,710	80,110
Domain Name	1,500	1,500
Sign	628	628
Total	558,700	552,301
Less: accumulated depreciation and amortization	(481,723)	(421,340)
Property and Equipment, Net	$76,977	$130,961

Depreciation/amortization expense for the three and nine months ended September 30, 2016 totaled $19,885 and $60,383, respectively.

Depreciation/amortization expense for the three and nine months ended September 30, 2015 totaled $20,017 and $58,872, respectively.

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

On September 24, 2015, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 120,000,000 shares of common stock from 450,000,000 million shares of common stock to 570,000,000 shares of common stock.

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

(A)	Common Stock

During the nine months ended September 30, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	413,052,605	$1,129,849	$0.00143 to- $0.01056
Services - rendered	12,000,000	105,600	$0.12-$0.009
Total shares issued	425,052,605	$1,235,449

During the year ended December 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	154,673,471	$2,918,633	$0.009 - $0.042
Services - rendered	9,195,182	294,548	$0.12-$0.07
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	48,868,653	$3,361,981

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

Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the nine months ended September 30, 2016 and for the year ended December 31, 2015, the Company has not declared dividends.

 (B) Stock Warrants

On May 27, 2016, the Company has agreed to issue 1,000,000 three-year warrants at an exercise price of $0.005/share of the common stock of the Company to a consultant for consulting services. The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing

On March 6, 2016, the Company entered into a revised engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel beginning July 28, 2015 through December 31, 2016, pursuant to which the Company has agreed to issue a five (5) warrants at an exercise price totaling $25,000 at a strike price of ($0.0029/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on March 3, 2016. In addition the Company has agreed to pay McMenamin Law Group cash consideration totaling $15,000 on or before March 31, 2016, or a funding of the Company, whichever occurs first. As of September 30, 2016, the payment was not made. This new engagement shall replace and supersede any previous engagements or other agreements between the Company and McMenamin Law Group.

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

The following tables summarize all warrant grants as of September 30, 2016, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	5,550,000	$0.25	1.5

Granted	20,020,690	$0.02
Exercised	—
Cancelled/Forfeited	(4,800,000)
Balance, September 30, 2016	20,770,690	$0.01	2.3

During the nine months ended September 30, 2016 the Company cancelled 3,000,000 warrants in connection with the re issuance of 5,600,000 warrants as per the warrant issuance as described in note 6(B). In addition, during the nine months ended September 30, 2016 the Company cancelled 1,800,000 fully expired warrants.

 A summary of all outstanding and exercisable warrants as of September 30, 2016 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining		Aggregate
Price	Outstanding	Exercisable	Contractual Life		Intrinsic Value

$0.01	2,000,000	2,000,000	2.66		$-
$0.005	1,000,000	1,000,000	2.91		$-
$0.0029	8,620,690	8,620,690	2.75		$-
$0.006	5,600,000	5,600,000	2.89	$
$0.12	2,000,000	2,000,000	2.02		$-
$0.40	1,550,000	1,550,000	0.36		$-

	20,770,690	20,770,690	2.3		$-

A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	1.90	$—
$0.12	2,000,000	2,000,000	2.77	$—

$0.40	2,850,000	2,850,000	0.73	$—
$0.45	500,000	500,000	—	$—

	5,550,000	5,550,000	1.5 years	$—

(C) Stock Options

The following tables summarize all option grants as of September 30, 2016, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Outstanding - December 31, 2015	15,566,652	$0.13	1.32
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Canceled	(12,700,000)	$—	—
Outstanding – September 30, 2016	2,866,652	$0.13	1.02
Exercisable - September 30, 2016	2,866,652

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

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedings against Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videos being encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements. The Company, on or around December 2015 upon advice of counsel, decided withdraw the litigation prior to oral argument, which withdrawal is without prejudice to re-file the lawsuit in the future.

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting this action on a pure contingency fee basis.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). In the complaint the plaintiff alleges a cause of action for breach of contract associated with the non-payment by the Company for certain services plaintiff agreed to provide to the Company. The Company interposed a cross-complaint against plaintiffs averring causes of action for breach of contract, fraud, and negligent misrepresentation by defendants with respect to defendants’ fraudulent and intentional undisclosed inability to perform the services that plaintiffs’ agreed to perform that are the subject of this dispute. The parties recently participated in mediation and have arrived successfully at a settlement and resolution of the matter. The Company agreed in connection with the settlement to pay Bibicoff Trust $100,000 over a 13 month installment period commencing March 10, 2016, with the caveat that such settlement amount will be reduced to $93,000 in the event the Company pays $20,000 on or before March 10, 2016, which the Company successfully achieved thus reducing the settlement amount to $93,000.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016, and the appeal is currently pending before the Federal Circuit Court of Appeals.  The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party.

In connection with the dismissal of the aforementioned litigation, the Company initiated an arbitration against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. Subsequently, the Company is pursuing in arbitration claims against VSL to enforce the agreement and to compel VSL to comply with the agreement’s terms and conditions that inter alia VSL must fully cooperate with the Company to cure any issues the Court raised with standing to pursue the claims. This arbitration is still ongoing.

On April 22, 2016, Vedanti filed a lawsuit against the Company in the Northern District of California seeking to avoid participation in the aforementioned arbitration.  This lawsuit is ongoing.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  The parties are expected to begin the discovery phase of the litigation this winter.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Company has filed a Motion to Set Aside the Default. If the default is set aside, the Company will respond to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud.

On September 22, 2016, the Company filed an action in the Superior Court of the State of California, County of San Diego – North County Regional Center, captioned Max Sound Corporation v. Globex Transfer, LLC (Case No. 37-2016-0003037-CU-MC-NC). The Company requests injunctive relief and declaratory relief regarding the release of 13 million restricted shares of Company stock. On September 26, 2016, the Court granted the Company a preliminary injunction, enjoining Defendant from releasing any restriction of the subject shares without first obtaining the Company’s consent, pending the outcome of the litigation.

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of September 30, 2016 and December 31, 2015 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	As of September 30, 2016	December 31, 2015

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,500,200)	(2,415,615)
Impairment of the distributions rights		(15,703,616)	(15,703,616)

Net carrying value		$1,008,036	$1,092,621

For the nine months ended September 30, 2016 and 2015, amortization expense related to the intangibles with finite lives totaled $ 84,585 and $790,769, respectively, and was included in general and administrative expenses in the statement of operations.  The Company also recorded an impairment expense of $15,703,617 during the year ended December 31, 2015.

NOTE 10       SUBSEQUENT EVENTS

On October 3, 2016, the Company entered into an agreement with Iliad Research and Trading to issue up to $171,665 in a convertible note. The note matures on October 3, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $150,000 proceeds on October 4, 2016.

On October 10, 2016 the Company entered into an agreement with JSJ Investments, Inc., to issue up to $77,000 in a convertible note. The note matures on July 10,2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after nine months. The Company received $75,000 proceeds on October 11, 2016.

On October 14, 2016 the Company entered into an agreement with Bellridge Capital, LLC., to issue up to $120,000 in a convertible note. The note matures on October 13, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after nine months. The Company received $105,400 proceeds on October 17, 2016.

Subsequent to September 30, 2016, the principal stockholder was repaid $473 under the terms of the line of credit.

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

For the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	157,362	611,643	899,267	2,228,127
Consulting	20,750	117,889	160,582	362,438
Professional fees	57,909	653,340	287,662	990,617
Website development	—	18,000	28,000	33,000
Compensation	198,000	238,046	608,000	707,346
Total Operating Expenses	434,021	1,638,738	1,983,511	4,321,528
Loss from Operations	(434,021)	(1,638,738)	(1,983,511)	(4,321,528)
Other Income / (Expense)
Other income	—	75,754	36,532	96,464
Loss on inventory write off	—	—	—	(29,275)
Interest expense	(70,462	(242,959)	(234,607)	(391,295)
Derivative Expense	(764,557)	20,284	(3,269,969)	(1,013,997)
Amortization of debt offering costs	(21,471)	(33,705)	(79,471)	(75,634)
Gain (Loss) on debt settlement	14,305	125,953	(301,965)	—
Amortization of debt discount	(1,065,142)	(887,126)	(3,912,707)	(2,819,974)
Change in fair value of embedded derivative liability	227,527	(167,717)	303,824	1,002,237
Total Other Income / (Expense)	(1,679,800)	(1,109,516)	(7,458,363)	(3,231,474)
Provision for Income Taxes	—	—	—	—
Net Loss	$(2,113,821))	$(2,748,254)	$(9,441,874)	$(7,553,002)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of shares outstanding during the year Basic and Diluted	836,3,76,412	336,161,408	752,906,044	335,750,797

For the three months ended September 30, 2016 and 2015.

General and Administrative Expenses: Our general and administrative expenses were $157,362 for the three months ended September 30, 2016 and $611,463 for the three months ended September 30, 2015, representing a decrease of $454,101, or approximately 74%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $20,750 for the three months ended September 30, 2016 and $117,889 for the three months ended September 30, 2015, representing a decrease of $97,139, or approximately 82%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $57,909 for the three months ended September 30, 2016 and $653,340 for the three months ended September 30, 2015, representing a decrease of $595,431 or approximately 91%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $198,000 for the three months ended September 30, 2016 and $238,046 for the three months ended September 30, 2015, representing a decrease of $40,046, or approximately 17%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the three months ended September 30, 2016 was $2,113,821. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

For the nine months ended September, 2016 and 2015

General and Administrative Expenses: Our general and administrative expenses were $899,267 for the nine months ended September 30, 2016 and $2,228,127 for the nine months ended September 30, 2015, representing a decrease of $1,328,860, or approximately 60%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $160,582 for the nine months ended September 30, 2016 and $362,438 for the nine months ended September 30, 2015, representing a decrease of $201,856, or approximately 56%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $287,662 for the nine months ended September 30, 2016 and $990,617 for the nine months ended September 30, 2015, representing a decrease of $702,955 or approximately 71%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $608,000 for the nine months ended September 30, 2016 and $707,346 for the nine months ended September 30, 2015, representing a decrease of $99,346, or approximately 14%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the nine months ended September 30, 2016 was $9,441,874. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2016 and 2015, were $0 and $0, respectively. We have an accumulated deficit of $72,736,906 for the period from December 9, 2005 (inception) to September 30, 2016, and have negative cash flow from operations of $1,488,470 or the nine months ended September 30, 2016.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2016, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the nine months ended September 30, 2016:

During the nine months ended September 30, 2016 and December 31, 2015, the Company issued convertible notes totaling $2,195,547 and $5,390,789, respectively.

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

In 2015, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $264,000 of which it has repaid $536,000.  As of September 30, 2016, the balance including accrued interest on the line of credit is $473.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company's primary focus over the next three to five years will be centered on the marketing and implementation of their technology in order to take advantage of the current trends in the marketplace for users of their technology.  In particular, the Company expects that expenses will increase significantly from year to year over the next five years, at which time in year nine and beyond the year-to-year change will be a minimal increase.  In addition, the Company expects minimal revenue over the next two years, while in year three to nine the Company expects to realize significant year to year increases in revenue, at which time in year seven and beyond the year to year change will be a minimal increase.

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

Below is a summary of our capital-raising activities for the three months ended September 30, 2016 and underlying terms:

On September 21, 2016, the Company entered into a conversion agreement with The Vechery Grandchildren’s Trust DTD 12/26/12 4 relating to a convertible promissory note dated March 25, 2016, with the original principal amount of $1,000,000 for 7,575,758 shares based on a conversion price of $0.01056 per share (See Note 6).

On September 21, 2016, the Company entered into a conversion agreement with The Vechery Grandchildren’s Trust DTD 12/26/12 4 relating to a convertible promissory note dated March 25, 2016, with the original principal amount of $1,000,000 for 4,734,849 shares based on a conversion price of $0.01056 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 7.7.16 issued to Crossover Capital
10.2	Convertible Redeemable Note, Dated 7.15.16 issued to JSJ
10.3	Convertible Redeemable Note, Dated 7.26.16 issued to ILIAD RESEARCH & TRADING L.P.
10.4	Convertible Redeemable Note, Dated 9.08.16 issued to CROWN BRIDGE PARTNERS, LLC
10.5	Convertible Redeemable Note, Dated 9.19.16 issued to LG Capital Funding, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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