Form 10-Q/A
period 2016-09-30
Max Sound Corp
filed 2016-12-19
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Max Sound Corporation for the quarter ended September 30, 2016 filed on November 14, 2016 (the “Form 10-Q”) for the sole purpose of amending the Financial Statements thereto as an older version of the financials was inadvertently copied over the revised financial statements just prior to the completion of the filed Form 10-Q. This error was just detected by our internal accounting personnel at the outset of annual report (the “Form 10-K”) preparation. The final and correct version of the financials is being offered here within this Form 10-Q/A.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2016.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)

MAX SOUND CORPORATION

FORM 10-Q/A

for the period ended September 30, 2016

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I Ð FINANCIAL INFORMATION

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 (UNAUDITED) AND AS OF DECEMBER 31, 2015 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

PAGES	6 - 22	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

  Max Sound Corporation

Condensed Balance Sheets

ASSETS

	September 30, 2016	December 31, 2015
	(UNAUDITED)
Current Assets
Cash	$9,448	$211,064
Prepaid expenses	62,230	82,681
Debt offering costs - net	25,476	36,699
Total Current Assets	97,154	330,444
Property and equipment, net	76,977	130,961
Other Assets
Security deposit	413	413
Intangible assets	1,008,036	1,092,621
Total Other Assets	1,008,449	1,093,034
Total Assets	$1,182,580	$1,554,439
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$214,492	$338,978
Royalty payable	1,615,268	1,054,096
Accrued expenses	334,746	257,457
Accrued expenses - related party	473	473
Demand Note	40,000	—
Derivative liability	5,918,066	3,684,184
Convertible note payable, net of debt discount of $1,379,313 and $2,658,213 respectively	3,657,610	1,976,639
Total Current Liabilities	11,780,655	7,311,827
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
847,363,298 and 422,310,693 shares issued and outstanding, respectively	8,472	4,222
Additional paid-in capital	62,649,884	58,052,946
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(72,736,906)	(63,295,031)
Total Stockholders' Deficit	(10,598,075)	(5,757,388)
Total Liabilities and Stockholders' Deficit	$1,182,580	$1,554,439

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	157,362	611,463	899,267	2,228,127
Consulting	20,750	117,889	160,582	362,438
Professional fees	57,909	653,340	287,662	990,617
Website development	—	18,000	28,000	33,000
Compensation	198,000	238,046	608,000	707,346
Total Operating Expenses	434,021	1,638,738	1,983,511	4,321,528
Loss from Operations	(434,021)	(1,638,738)	(1,983,511)	(4,321,528)
Other Income / (Expense)
Other income	—	75,754	36,532	96,464
Loss on inventory write off	—	—	—	(29,275)
Interest expense	(70,462)	(242,959)	(234,607)	(391,295)
Derivative Expense	(764,557)	20,284	(3,269,969)	(1,013,997)
Amortization of debt offering costs	(21,471)	(33,705)	(79,471)	(75,634)
Loss on debt settlement	14,305	125,953	(301,965)	—
Amortization of debt discount	(1,065,142)	(887,126)	(3,912,707)	(2,819,974)
Change in fair value of embedded derivative liability	227,527	(167,717)	303,824	1,002,237
Total Other Income / (Expense)	(1,679,800)	(1,109,516)	(7,458,363)	(3,231,474)
Provision for Income Taxes	—	—	—	—
Net Loss	$(2,113,821)	$(2,748,254)	$(9,441,874)	$(7,553,002)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of shares outstanding
during the year Basic and Diluted	836,376,412	336,161,408	752,906,044	335,750,797

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net Loss	$(9,441,874)	$(7,553,002)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	60,383	58,872
Stock and stock options issued for services	105,894	249,946
Warrants issued for services	91,556	—
Amortization of intangible assets	84,585	790,769
Amortization of debt offering costs	79,471	77,472
Amortization of debt discount	3,912,707	2,819,974
Change in fair value of derivative liability	(318,129)	(1,002,237)
Gain/(Loss) on debt extinguishment	(35,200)	(96,462)
Derivative Expense	3,269,969	1,013,997
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	29,275
(Increase)/Decrease in prepaid expenses	20,451	9,370
Increase/(Decrease) accounts payable	422,180	1,037,483
Increase/(Decrease) in accrued expenses	259,537	357,903
Increase/(Decrease) in accrued expenses - related party	—	24,000
Net Cash Used In Operating Activities	(1,488,470)	(2,182,640)
Cash Flows From Investing Activities:
Purchase of property equipment	(6,398)	(8,789)
Net Cash Used In Investing Activities	(6,398)	(8,789)
Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	—	268,045
Repayment from stockholder loans / lines of credit	—	(388,000)
Repayment of convertible note	(1,197,096)	(231,000)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	2,550,348	2,357,225
Proceeds from note payable	—	170,000
Repayment of note payable	(60,000)	—
Net Cash Provided by Financing Activities	1,293,252	2,176,270
Net Decrease in Cash	(201,616)	(15,159)
Cash at Beginning of Year	211,064	35,747
Cash at End of Year	$9,448	$20,588
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,129,849	$4,418,964
Reclass of convertible debt to demand note	$100,000	$—

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