Form 10-K
period 2016-12-31
Max Sound Corp
filed 2017-03-31
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2017 as approximately $8,191,900.

As of March 30 2017, the registrant had 973,446,575 shares issued and outstanding.

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

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the MAX-D technology.  Our current website (www.maxd.audio) is used to showcase the MAX-D technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

Max Sound Corporation owns the worldwide rights to all fields of use to MAX-D HD Audio, which was invented by Lloyd Trammell, a top sound designer and audio engineer who helped develop and sell the first working Surround Sound System to Hughes Aircraft.  Mr. Trammell, also developed MIDI for Korg.  We believe that MAX-D is to Audio what High Definition is to Video.  MAX-D works by converting all audio files to their highest possible acoustically perfect equivalent without increasing files size or bandwidth usage.

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

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google [x], the project was internally valued by Google at $120 Billion USD a year. Since then, Flux has since been spun-out of Google [x], funded and has quickly growing, upon information and belief, to over 800 employees according to one of its founders. MAXD, on behalf of Attia’s, have since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets. Since this time, the Company has advanced the case(s) and has signed additional agreements with the inventor as late as February 21st, 2017. On March 1, 2017, at Google's request, Max Sound Management met with Google Representatives to mediate the Attia matter. At the end of the day, no settlement agreement was reached and Max Sound agreed to leave the mediation negotiations open while the case continues.

On June 20, 2015, the Company entered into a license agreement with Santok LTD of United Kingdom (“Santok). The term of the agreement is three years. Santok agreed to pay the Company a royalty fee of $1.50 for each licensed product it integrates into its line of electronics. Santok has guaranteed to the Company a minimum total of 150,000 cumulative licensed product installation with a minimum total guaranteed value of $225,000 over the three years of the agreement. If the total royalty paid is less than the guaranteed value, Santok will pay the difference.

On July 13, 2016, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna has agreed to pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold.

On November 29, 2015, MAXD announced that it entered into an agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL) that resolves their dispute over the international Optimized Data Transmission (ODT) patent portfolio previously owned by Vedanti. The agreement further provides that VLL and MAXD will become co-owners of the pioneering portfolio. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany. The Company continues to pursue its litigations against Google

Description of Our Business

Max Sound (MAX-D) is engaged in activities to sell and license products and services based on its patent-pending MAX-D HD Audio Technology for sound recording and playback that dramatically improves the listener’s experience. The MAXD-D HD Audio Technology delivers high definition audio without increasing file size.

The Company is marketing MAX-D on the basis that it is to audio what HD is to video.  MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them. The Company believes that the MAX-D HD is better for a consumers hearing than today’s highly compressed audio and anticipate that continued research and development will support the Company’s position. In numerous consumer audio tests, MAXD-D HD sounded better to consumers than high resolution WAV files. Importantly, MAX-D HD remains one tenth the size of a WAV file, and in the Company’s opinion offers more clarity, dimension, articulation and impact in every range of the audio spectrum to the listener.  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

The Company has a small and efficient staff of 5, including employees and sub-contractors, which has established business relationships with the leading companies in the Smartphone, Tablet, Chip, Music and Consumer Retail business. The Company is executing its “Go To Market” strategy and sales programs to solve the degraded compressed audio issues plaguing the audio currently being consumed. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the exploding smartphone tablet device phenomenon.

Qualcomm

The Company is currently working under its existing license with Qualcomm to develop a new chip application that improves voice transmission on mobile devices and has great potential as a revenue share arrangement with many Qualcomm OEM’s by providing a better experience to consumers and a competitive marketing advantage globally.  The four-year-old license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice. The Company believes this feature will be ready for product demonstration in Q3.

Optimized Data Transmission (ODT)

In November 2016 MAXD announced that it entered into an agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL), which provides that VLL and MAXD will become co-owners of the pioneering ODT portfolio. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany.

Becoming co-owners of this portfolio was a major milestone for the Company, as it carries numerous positive implications for the Company going forward. First, it solidifies our highly positive relationship with Vedanti and ends our legal standing issues. Second, we were able to drop our litigations and arbitrations against each other saving both companies potentially hundreds of thousands of dollars. Finally, as co-owners we're able to work together on existing business opportunities and jointly implement strategies for monetizing the ODT patents here in the United States and around the world.

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

MAX-D Benefits:Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth; High-resolution audio reproduction with an omni-directional sound field using only two speakers; “Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity.

MAX-D Audio Markets:

MAX-D can be used in a variety of venues and applications that provide audio capability, as categorized below:

·	MOBILE - Communication | Voice – Data | Entertainment
·	ENTERTAINMENT - Music | Movies | Audiobooks | Streaming Content | Live Events
·	MULTI-MEDIA - Computing | Gaming
·	CONSUMER - Home Theater | Portable Audio Players | Live Concert Sound | Automotive

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

MAX-D App:

In 2016, the Company continued to grow its Mobile App user base (with no dedicated marketing budget being employed). We currently have over 400,000 subscribers on the free version of our HD Audio App for MP3’s on Android andApple, which supports iPhones and iPads.

MAX-D Revenue Model:

The Company expects to derive its revenue through the licensing of its MAX-D technology.  The Company is negotiating the licensing of its HD Audio Technology onto hardware and software across the primary vertical markets in Entertainment, Multi-media and Mobile Communications technology.

The Company is pursuing the following expansion strategies:

·	Re-launch MAX-D audio on the Qualcomm Snapdragon DSP, which stands to make MAX-D audio available on potentially hundreds of millions of devices that can be licensed OEMs around the world.
·	Grow the MAX-D HD Audio Apps user base and sell a paid version of the App.
·	Deploy MAX-D APIs for use in streaming online Video/Audio and stand-alone Audio services.

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

Intellectual Property

Max-D and HD Audio technologies and designs are Patented, Patents Pending and Trademarked. The Company currently owns Patent No. 9300262, Audio Processing Application for Windows, which was published on November 12, 2015 and then unlawfully assigned to Adli Law Group. Adli Law Group states that the patent has been reassigned to the Company, notwithstanding, the Company is pursuing damages against Adli Law Group. On February 8, 2011, the words “Max Sound” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705, and the words “HD Audio” are pending under Serial Number 85232456 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

The Company has a total of 32 patents issued or pending for its technologies, with 18 patents issued and 14 patents pending.

Research and Development

The Company is entering into the licensing phase of the MAX-D HD Audio Technologies. The Company is working with strategic partners who are now integrating or assisting with the development of the Company’s application on their respective platforms. The Company’s development team is concentrating on enhancing the existing MAX-D HD, and is also developing additional API interfaces to include 32 and 64 bit options. The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including audio hardware such as speakers and audio receivers including car smart head units. In 2014, the Company completed testing for industry the MAX-D HD Audio boxes and the MAXD –D Accurate Voice. Significantly, in 2015 the Company achieved breakthroughs in the software development of MAX-D HD for Android OS, Windows OS, Apple OS, a universal MAX-D APIand development activities relating to the build-out for the Company’s App for Windows Linux and IOS, as well as the MAX-D’s 300 KB API.

Employees

As of December 31, 2016, we had 5 employees, of which all were full-time. Since that time, the Company had reduced its overhead and staff by 5 employees.

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

Over the next twelve months, our focus will be on achieving and implementing the following:

·	The marketing of the MAX-D Android and Windows APP for tablets and smartphones in addition to an APP that runs on the Apple OS into the direct consumer market. This includes the ability to upgrade to a paid version and stream content through the MAX-D Apps.
·	MAX-D is aviable to Qualcomm OEM’s through the Hexagon program. We will seek adoption of the MAX-D HD Audio Technology by Qualcomm’s OEMs focusing on improving the Cellular voice call on mobile devices.
·	Settle one or more of our ongoing litigations.

Long-Term Goals

·	Increase Max Sound’s customer base substantially producing large consumer adoption and branding.
·	Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2017.
·	Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.
·	Begin licensing our co-owned ODT Technology to the 1,200 largest current infringers of the technology.

Where You Can Find More Information

We are a publicly reporting company under the Exchange Act and are required to file periodic reports with the Securities and Exchange Commission.  The public may read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and state the address of that site (http://www.sec.gov).  In addition, you can obtain all of the current filings at our Internet website at www.maxd.audio.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.         PROPERTIES.

Office Arrangements and Operational Activities

In November 2010, we leased our MAX-D post-production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one-year renewable options.On February 5, 2016, the Company closed the Santa Monica office space located at 2902A Colorado AvenueSanta Monica, CA 90404 centralizing its new address of record at 8837 Villa La Jolla Drive, Unit 12109, La Jolla, California, 92039.

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

Price

	High	Low
2016
First quarter	$.05	$.0026
Second quarter	$.01	$.0032
Third quarter	$.03	$.0030
Fourth quarter	$.03	$.0104

2015
First quarter	$.07	$.02
Second quarter	$.10	$.03
Third quarter	$.04	$.02
Fourth quarter	$.05	$.01

Holders

As of December 31, 2016, in accordance with our transfer agent records, we had 2492 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

On December 3, 2012, the Company completed the purchase of the assets of Liquid Spins, Inc., a Colorado corporation (“Liquid Spins”).  Pursuant to the Asset Purchase Agreement, the assets of Liquid Spins were exchanged for 24,752,475 shares of common stock of the Company (the “Shares”), equal to $10,000,000 and a purchase price of $.404 per share.  The assets of Liquid Spins purchased included: record label distribution agreements; Liquid Spins technology inventory; independent arts programs; retail contracts for music distribution; physical inventory and office equipment; design and retail ready concepts; brand value; records; publishing catalog; and web assets. During 2016, the Company reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $ 15,703,617 that is recorded as impairment loss on intangible asset.

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

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google [x], the project was internally valued by Google at $120 Billion USD a year. Since then, Flux has since been spun-out of Google [x], funded and has quickly growing, upon information and belief, to over 800 employees according to one of its founders. MAXD, on behalf of Attia’s, have since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets. Since this time, the Company has advanced the case(s) and has signed additional agreements with the inventor as late as February 21st, 2017.

On June 20, 2015, the Company entered into a license agreement with Santok LTD of United Kingdom (“Santok). The term of the agreement is three years. Santok agreed to pay the Company a royalty fee of $1.50 for each licensed product it integrates into its line of electronics. Santok has guaranteed to the Company a minimum total of 150,000 cumulative licensed product installations with a minimum total guaranteed value of $225,000 over the three years of the agreement. If the total royalty paid is less than the guaranteed value, Santok will pay the difference.

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna has agreed to pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold.

On November 29, 2016, MAXD entered into an agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL) that resolves their dispute over the international Optimized Data Transmission (ODT) patent portfolio previously owned by Vedanti. The agreement further provides that VLL and MAXD will become co-owners of the pioneering portfolio. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany. The Company continues to pursue its litigations against Google.

The Company has entered into agreements with a few technology companies’ to use our HD Audio solution, and is in negotiations with several other multi-media companies that we believe will utilize our HD Audio solution in the future.

Videos and news relating to the Company is available on the company website at www.maxd.audio. The MAX-D Technology Highlights Video summarizes the HD Audio™ process and shows the need for high definition (HD) Audio in several key vertical markets. The video explains MAX-D as what we believe to be the only dynamic HD Audio™ that is being offered to various markets.

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 Company from the previous owners.  Since that date, we have conducted financings to raise initial start-up money for the building of our internet search engine and social networking website and to start our operations.  In 2011, the Company shifted the focus of its business operations from their social networking website to the marketing of the Max Sound HD Audio Technology and in 2014 the Company began litigations against Google and others for infringement of its technologies and associated legal rights to the various proprietary technologies.

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2017.

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

Results of Operations

For the year ended December 31, 2016 and for the year ended December 31, 2015.

General and Administrative Expenses: Our general and administrative expenses were $2,570,816 for the year ended December 31, 2016 and $3,014,325 for the year ended December 31, 2015, representing a decrease of 443,509, or approximately 15%, as a result of decrease in the general operation of the Company included added personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $191,332 for the year ended December 31, 2016 and $437,113 for the year ended December 31, 2015, representing a decrease of $245,781, or approximately 56%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $410,621 for the year ended December 31, 2016 and $1,091,709 for the year ended December 31, 2015, representing a decrease of $681,088 or approximately 62%, as a result of ongoing litigation. This decrease is in part due to the use of United States’ based contingent attorneys vs the non-contingent attorneys we were using overseas prior.

Compensation: Our compensation expenses were $782,000 for the year ended December 31, 2016 and $946,596 for the year ended December 31, 2015, representing a decrease of $164,596, or approximately 17%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the year ended December 31, 2016 was $11,187,248, compared to net loss of $26,158,686 for the year ended December 31, 2015. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

Liquidity and Capital Resources

Revenues for the year ended December 31, 2016 and 2015, were $0 and 0, respectively. We have an accumulated deficit of $74,482,280 for the period from December 9, 2005 (inception) to December 31, 2016, and have negative cash flow from operations of $1,838,251 for the year ended December 31, 2016.

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

Below is a summary of our capital-raising activities for the quarter ended December 31, 2016:

On October 3, 2016, the Company entered into a convertible note up to$171,665. The note matures on October 3, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the two lowest trading prices for the common stock during the trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $150,000 of proceeds on October 4, 2016.

On October 10, 2016, the Company entered into a convertible note up to $77,000. The note matures on July 10, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 40% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $75,000 on October11, 2016.

On October 13, 2016, the Company entered into an agreement whereby the Company will issue up to $120,000. The note matures on October 13, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $105,400 of proceeds on October 17, 2016.

On November 22, 2016, the Company entered into an agreement whereby the Company will issue up to $120,000. The note matures on November 22, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $105,400 of proceeds on November 29, 2016.

On December 2, 2016, the Company entered into an agreement whereby the Company will issue up to $147,000. The note matures on December 2, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $126,000 of proceeds on December 6, 2016.

On December 5, 2016, the Company entered into a convertible note up to $250,000. The Company received $75,000 of proceeds. The note matures on December 5, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten (10) trading day period including the day the conversion notice is received. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $75,000 of proceeds on December 9, 2016.

During the years ended December 31, 2016 and December 31, 2015, the Company issued convertible notes totaling $3,392,813 and $5,390,789, respectively.

The Convertible notes issued for year ended December 31, 2016 and year ended December 31, 2015 consist of the following terms:

		Year ended	Year ended
		December 31, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 - March 10, 2018	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,412,400	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	624,087	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	111,111
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	787,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fiften (15) trading day period prior to the conversion.	—	35,000
Conversion terms 6	Conversion at $0.10 per share	—	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	127,000	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	536,669	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	79,810	150,250
Conversion terms 10	65% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	—	218,325
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	52,632	—

	Convertible Debt	5,597,598	4,634,852
	Less: Debt Discount	(1,227,865)	(2,658,213)
	Convertible Debt - net	$4,369,733	$1,976,639

Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of our capital-raising activities for the three months ended December 31, 2015 and underlying terms:

On November 2, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated April 6, 2016 with the original principal amount of $171,665 for 2,675,585 shares based on a conversion price of $0.007 per share (See Note 6).

On November 21, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated April 6, 2016 with the original principal amount of $171,665 for 2,862,049 shares based on a conversion price of $0.007 per share (See Note 6).

On December 15, 2016, the Company entered into a conversion agreement with Iliad Research and Trading, LP relating to a convertible promissory note dated April 6, 2016 with the original principal amount of $171,665 for 1,965,988 shares based on a conversion price of $0.01 per share (See Note 6).

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

In 2015, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $264,000 of which it has repaid $536,000.  As of December 31, 2015, the balance including accrued interest on the line of credit is $473. During the year ended December 31, 2016 the line of credit balance of $473 was repaid and the remaining balance is $0.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the years months ended December 31, 2016and 2015, respectively.

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

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $16,796,237 of intangible assets. For the year ended December 31, 2016 and December 31, 2015, $1,008,036 and $15,703,616, respectively impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market. For the year ended December 31, 2016, the intangible asset is fully impaired and the remaining balance is $0.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2016and 2015.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corporation

We have audited the accompanying balance sheet of Max Sound Corporation (the "Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California March 31, 2017

Max Sound Corporation

Balance Sheet

ASSETS

	December 31, 2016	December 31, 2015

Current Assets
Cash	$185,026	$211,064
Prepaid expenses	62,230	82,681
Debt offering costs - net	42,499	36,699
Total Current Assets	289,755	330,444

Property and equipment, net	61,423	130,961

Other Assets
Security deposit	413	413
Intangible assets	—	1,092,621
Total Other Assets	413	1,093,034

Total Assets	$351,591	$1,554,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$238,594	$338,978
Royalty payable	—	1,054,096
Accrued expenses	453,387	257,457
Accrued expenses - related party	—	473
Demand Note	20,000	—
Derivative liability	5,906,940	3,684,184
Convertible note payable, net of debt discount of $1,227,865 and $2,658,213 respectively	4,369,733	1,976,639
Total Current Liabilities	10,988,654	7,311,827

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 1,650,000,000 shares authorized,
935,642,114 and 422,310,693 shares issued and outstanding, respectively	9,355	4,222
Additional paid-in capital	64,355,387	58,052,946
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(74,482,280)	(63,295,031)
Total Stockholders' Deficit	(10,637,063)	(5,757,388)

Total Liabilities and Stockholders' Deficit	$351,591	$1,554,439

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Operations

	For the Years Ended,
	December 31, 2016	December 31, 2015

Revenue	$—	$—

Operating Expenses
General and administrative	2,570,816	3,014,325
Consulting	191,332	437,113
Professional fees	410,621	1,091,709
Website development	30,400	52,000
Compensation	782,000	946,596
Total Operating Expenses	3,985,169	5,541,743

Loss from Operations	(3,985,169)	(5,541,743)

Other Income / (Expense)
Other income	35,220	177,011
Loss on inventory write off	—	(38,071)
Impairment of intangible asset	(1,008,036)	(15,703,617)
Interest expense	(350,507)	(515,803)
Derivative Expense	(3,833,224)	(2,665,988)
Amortization of debt offering costs	(93,449)	(111,794)
Gain/(Loss) on debt settlement	1,298,811	(309,422)
Amortization of debt discount	(4,743,820)	(4,384,709)
Change in fair value of embedded derivative liability	1,492,926	2,935,450
Total Other Income / (Expense)	(7,202,079)	(20,616,943)

Provision for Income Taxes	—	—

Net Loss	$(11,187,248)	$(26,158,686)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.08)

Weighted average number of shares outstanding
during the year Basic and Diluted	784,804,815	346,934,763

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Changes in Stockholder’s Equity

Years Ended December 31, 2016 and 2015

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2014	—	—	—	—	373,442,040	3,733	50,209,989	(37,136,345)	(519,575)	12,557,802

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	154,673,471	1,547	2,917,087	—	—	2,918,634

Common stock issued for services ($0.012 - $0.07/sh)	—	—	—	—	9,195,182	92	294,456	—	—	294,548

Return of common shares	—	—	—	—	(120,000,000)	(1,200)	—	—	—	(1,200)

Preferred stock issued in exchange of common stock	5,000,000	50	—	—	—	—	1,150	—	—	1,200

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	4,453,863	—	—	4,453,863

Exchange of line of credit into common stock	—	—	—	—	5,000,000	50	149,950	—	—	150,000

Forgiveness of debt	—	—	—	—	—	—	26,451	—	—	26,451

Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	(26,158,687)	—	(26,158,687)

Balance, December 31, 2015	5,000,000	$50	—	$—	422,310,693	$4,222	$58,052,946	$(63,295,032)	$(519,575)	$(5,757,389)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	420,556,227	4,206	1,185,826	—	—	1,190,032

Common stock issued for services ($0.009/sh) - related party	—	—	—	—	12,000,000	120	105,480	—	—	105,600

Common stock issued in exchange for accounts payable ($0.01/sh)	—	—	—	—	775,195	8	9,992	—	—	10,000

Common stock issued in exchange for settlement ($0.02/sh)	—	—	—	—	80,000,000	800	1,599,200	—	—	1,600,000

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	3,401,943	—	—	3,401,943

Net loss for the year ended December 31, 2016	—	—	—	—	—	—	—	(11,187,248)	—	(11,187,248)

Balance, December 31, 2016	5,000,000	$50	—	$—	935,642,115	$9,355	$64,355,387	$(74,482,280)	$(519,575)	$(10,637,063)

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Cash Flows

	For the Years Ended,
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net Loss	$(11,187,248)	$(26,158,686)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	76,726	79,064
Stock and stock options issued for services	105,600	343,862
Stock issued in exchange of a patent	1,600,000
Warrants issued for services	91,531	—
Loss on debt conversion settled through the issuance of stock	—	(75,755)
Amortization of intangible assets	84,585	1,054,360
Amortization of debt offering costs	93,449	113,632
Amortization of debt discount	4,743,820	4,394,709
Impairment of intangible asset	1,008,036	15,703,617
Change in fair value of derivative liability	(1,492,926)	(2,935,450)
Loss on debt extinguishment	(1,648,966)	(101,201)
Derivative Expense	3,833,224	2,665,988
Changes in operating assets and liabilities:
(Increase)/Decrease in inventory	—	38,071
(Increase)/Decrease in prepaid expenses	20,451	(14,474)
Increase/(Decrease) accounts payable	455,289	944,240
Increase/(Decrease) in accrued expenses	378,178	265,565
Net Cash Used In Operating Activities	(1,838,251)	(3,682,458)

Cash Flows From Investing Activities:
Purchase of property equipment	(7,186)	(21,130)
Net Cash Used In Investing Activities	(7,186)	(21,130)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	—	268,245
Repayment from stockholder loans / lines of credit	(473)	(536,000)
Repayment of convertible note	(1,287,276)	(968,315)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	3,187,148	5,114,975
Proceeds from note payable	—	170,000
Repayment of note payable	(80,000)	(170,000)
Net Cash Provided by Financing Activities	1,819,399	3,878,905

Net Decrease in Cash	(26,038)	175,317

Cash at Beginning of Year	211,064	35,747

Cash at End of Year	$185,026	$211,064

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,190,029	$2,918,633
Conversion of common to preferred stock	$—	$1,200
Original debt discounts against derivative liabilities	$—	$1,782,232
Original issuance discounts	$—	$115,326
Settlement of accounts payable through issuance of common stock	$10,000	$—
Reclass of convertible debt to demand note	$100,000	$—

See Accompanying notes to financial Statements

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2016 and 2015.

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

 (H) Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process, which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on  it’s of intangible assets. For the year ended December 31, 2016 the balance of the intangible assets is $0. For the year ended December 31, 2016 and 2015, $1,008,035 and $15,703,616, respectively, impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market for the following assets:

	Cost, net	Impairment Loss	Amortization for year ended December 31, 2016	Balance as of December 31, 2016
Trademarks	$7,500,000	$(7,434,782)	(65,219)	—
Distribution rights	7,372,561	(7,372,561)	—	—
Licensing Rights	1,923,401	(1,904,037)	(19,364)	—
Other	275	(272)	(2)	—
	$16,796,237	(16,711,652)	(84,585)	—

As of December 31, 2016 and December 31, 2015, $0 and $869,581, respectively, of costs related to registering a trademark and acquiring technology rights [audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $804,363 and $6,630,419 that is recorded as impairment loss on intangible asset for the year ended December 31, 2016 and 2015, respectively.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of December 31, 2016 and December 31, 2015, $0 and $0, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. During 2015 fiscal year, a $7,372,562 impairment loss was recorded against certain Distribution Rights acquired during 2012 fiscal year.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of December 31, 2016 and December 31, 2015, $0 and $187,830, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $173,412 for the year ended December 31, 2016 and $1,432,170 that is recorded as impairment loss on intangible asset for the year ended December 31, 2015 for total impairment loss of $1,620,000. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with the acquisition agreements entered on May 19, 2014 to acquire “Optimized Data Transmission System and Method” (“ODT”), we recorded a liability and expensed $1,096,501 royalty cost for funds raised through December 31, 2016

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property. As a result of this review, the Company recorded an impairment loss of $6,630,419 on intangible asset during the year ended December 31, 2015

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant &Eisenhofer, PA to represent the Company and VSL in the suits. On November 24, 2015 the District Court entered an order granting the Google defendants’ motion to dismiss. The Company timely filed its notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of December 31, 2016 and December 31, 2015, $0 and $29,901, respectively of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $$29,901 and $268,223 on intangible asset for the year ended December 31, 2016 and 2015, respectively.

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

In connection with funds raised through December 31, 2016, the Company recorded a liability and expensed $548,255 as royalty cost, related to the 10% fee, as of December 31, 2016, $40,000 has been paid. The remaining liability as of December 31, 2016, is $528,423 and is included in accounts payable. During the year ended December 31, 2016 the Company write off $1,615,081 of accounts payable related to royalty payable as other income.

What the Company had been accruing for VSL and Attia litigation's has been released as the Attia's terminated their agreement and have since signed a new agreement which eliminates all past amounts due, and the VSL agreement automatically terminated on 12.20.16 when VSL was dissolved by its owner therefore releasing any past amounts due.

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

(I) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $1,008,035and $15,703,617 in impairment of the intangible asset for the year ended December 31, 2016 and the year ended December 31, 2015, respectively.

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

The computation of basic and diluted loss per share for the years ended December 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2016	December 31, 2015

Stock Warrants (Exercise price - $0.25 - $.40/share)	19,970,690	—
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	—
Convertible Debt (Exercise price - $0.0017 - $.0126/share)	785,426,924	488,982,700
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	933,264,266	613,982,700

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2016	2015

Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences		(3,255,400)
Net Operating Loss Carryforward	13,279,653	8,159,704
Valuation allowance	(13,279,653)	(4,904,304)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2016	2015
Expected income tax recovery (expense) at the statuary rate of 34%	$3,803,664	$8,893,954
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	760,099	(6,033)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(5,331,784)	(9,890,372)
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	8,375,349	(1,002,451)

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2036.

The net change in the valuation allowance for the year ended December 31, 2016 and 2015 was an increased/ (decreased) of $8,375,349 and $(1,002,451), respectively.

The components of income tax expense related to continuing operations are as follows:

	2016	2015
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—
	$—	$—

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2012, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2011.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Recent Accounting Pronouncements

 In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2016 and December 31, 2015, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2016				December 31, 2015
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	5,906,940	—	5,906,940	—	3,684,184	—	3,684,184

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

(R) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

(S) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(T) Licensing & Distribution

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of December 31, 2016 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $11,187,248 for the year ended December 31, 2016, has an accumulated deficit of $74,482,280 as of December 31, 2016, and has negative cash flow from operations of $1,838,251 for the year ended December 31, 2016.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	December 31, 2016	December 31, 2015

Line of credit - related party	$—	$473

Convertible debt	5,597,598	4,634,852
Less: debt discount	(1,227,865)	(2,658,213)
Convertible debt - net	4,369,733	1,976,639
Demand note	20,000
Total current debt	4,389,733	$1,977,112

(A)     – Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2014	$268,227
Borrowings during the year ended December 31, 2015	$264,000		September 29, 2016
Interest accrual	$4,246
Repayments	$(536,000)
Balance - December 31, 2015	$473
Borrowings during the year ended December 31, 2016	—	4%	26-Sep-16
Interest accrual	—
Repayments	473
Balance - December 31, 2016	$—

Accounts payable consists of the following:

	As of December 31, 2016	As of December 31, 2015

Accounts Payable	$238,594	$338,978
Royalty Payable	—	1,054,096
Total accounts payable and royalty payable	$238,594	$1,393,074

Accounts payable for the year ended December 31, 2015, included royalty payments due to VSL agreement entered into on August 11, 2014 in the amount of $873,621 and EA Technology agreement entered into on May 22, 2014 in the amount of $ 421,811 for a total payable of $1,295,432.During the year ended December 31, 2016, the company recorded a net $1,613,766 gain on extinguishment of debt related to royalty payable (See Note 1 (H)).

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2015, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

During the years ended December 31, 2016 and 2015, the Company issued convertible notes totaling $3,392,813, less the original issue discount and debt issue costs of $205,665, for net proceeds of $3,187,148 and $5,390,789, respectively.

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

The convertible notes issued for year ended December 31, 2016 and year ended December 31, 2015, consist of the following terms:

		Year ended	Year ended
		December 31, 2016	December 31, 2015
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 10%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –March 10, 2018	February 26, 2015 - November 23, 2017

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,412,400	2,104,000
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	624,087	420,410
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	111,111
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	787,778
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	35,000
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	135,200
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	127,000	282,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	536,669	390,778
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	79,810	150,250
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	218,325

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	52,632	—
	Convertible Debt	5,597,598	4,634,852
	Less: Debt Discount	(1,227,865)	(2,658,213)
	Convertible Debt - net	$4,369,733	$1,976,639

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

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $1,189,849 into 420,556,227 shares of common stock

During the year ended December 31, 2015, the Company converted debt and accrued interest, totaling $2,918,633 into 154,673,471 shares of common stock.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2014	3,028,418	4% - 10%	February 26, 2015 – June 18, 2016
Borrowings during the year ended December 31, 2015	5,390,789	8% - 10%
Non-Cash Reclassification of accrued interest converted	131,640
Repayments	(968,315)
Conversion of debt to into 154,673,471 shares of common stock with a valuation of $2,918,633 ($0.017 - $0.042/share) including the accrued interest of $131,640	(2,918,612)
Forgiveness of Debt	(29,068)
Convertible Debt Balance as of December 31, 2015	4,634,852	4% - 10%	February 26, 2015 - November 23, 2017
Borrowings during the year ended December 31, 2016	3,392,813	8% - 10%
Non-Cash Reclassification of accrued interest converted	55,163
Repayments	(1,295,381)
Conversion of debt to into 420,556,227 shares of common stock with a valuation of $1,189,849 ($0.00143 - $0.01056/share) including the accrued interest of $55,163	(1,189,849)
Reclassification into a demand note	—
Convertible Debt Balance as of December 31, 2016	5,597,598	4% - 10%	November 4, 2015 - March 10, 2018

(D)	Debt Issue Costs

During the year ended December 31, 2016, the Company paid debt issue costs totaling $76,202.

The following is a summary of the Company’s debt issue costs:

	As of	As of
	December 31, 2016	December 31, 2015

Debt issue costs	$262,623	163,375
Accumulated amortization of debt issue costs	(220,124)	(126,676)

Debt issue costs - net	$42,499	36,699

During the year ended December 31, 2016 and 2015 the Company amortized $93,449 and $111,794 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the year ended December 31, 2016 and December 31, 2015, the Company recorded debt discounts totaling $3,313,472 and $5,323,857, respectively.

The debt discount and the original issue discount recorded in 2016 and 2015 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $4,743,820 and $2,819,974 during the year ended December 31, 2016 and 2015, respectively, to amortization of debt discount expense.

	As of	As of
	December 31, 2016	December 31, 2015

Debt discount	$10,356,394	7,042,922
Accumulated amortization of debt discount	(9,128,529)	(4,384,709)

Debt discount - Net	$1,227,865	2,658,213

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability - December 31, 2014	$3,234,792

Fair value at the commitment date for convertible instruments	7,865,156
Fair value at the commitment date for warrants issued	—
Change in fair value of embedded derivative liability for warrants issued	(16,874)
Change in fair value of embedded derivative liability for convertible instruments	(2,918,576)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(4,453,863)
Change from extinguishment of debt	(26,451)
Derivative Liability -December 31, 2015	$3,684,184

Fair value at the commitment date for convertible instruments	7,026,286
Fair value at the commitment date for warrants issued	91,556
Change in fair value of embedded derivative liability for warrants issued	121,308
Change in fair value of embedded derivative liability for convertible instruments	(1,614,234)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,371,516)
Change from repayments	(2,030,644)
Derivative Liability -December 31, 2016	$5,906,940

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the year ended December 31, 2016 and 2015 of $3,833,224 and $2,665,988, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -216%
Expected term:	0.08 - 3 Years	0.01–2.40 Years
Risk free interest rate:	0.06% - 1.60%	0.12% - .1.47%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 221%	177% -238.77%
Expected term:	0.41 - 3 Years	0.12–2.9 Years
Risk free interest rate:	0.06% - 1.31%	0.12% - .1.31%

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2016 and December 31, 2015, respectively, property and equipment is as follows:

	December 31, 2016	December 31, 2015

Website Development	$294,795	$294,795
Furniture and Equipment	117,971	112,220
Leasehold Improvements	6,708	6,573
Software	54,598	53,897
Music Equipment	2,578	2,578
Office Equipment	80,710	80,110
Domain Name	1,500	1,500
Sign	628	628
Total	559,488	552,301
Less: accumulated depreciation and amortization	(498,065)	(421,340)
Property and Equipment, Net	$61,423	$130,961

Depreciation/amortization expense year ended December 31, 2016 and 2015 totaled $76,725 and $79,064, respectively.

NOTE 6          STOCKHOLDERS’ DEFICIT

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

(A)	Common Stock

During the year ended December 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	420,556,227	$1,189,849	$0.00143 to- $0.01056
Services - rendered	12,775,195	115,600	$0.09-$0.013
Patents	80,000,000	1,600,000	$0.02
Total shares issued	513,331,422	$2,905,449

During the year ended December 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	154,673,471	$2,918,633	$0.009 - $0.042
Services - rendered	9,195,182	294,548	$0.12-$0.07
Return of shares	(120,000,000)	(1,200)	$0.000010
Conversion of line of credit in common stock	5,000,000	150,000	$0.03
Total shares issued	48,868,653	$3,361,981

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

The Company announced that it entered into an Agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL) that resolves their dispute over the international Optimized Data Transmission (ODT) patent portfolio previously owned by Vedanti. The Agreement further provides that VLL and the Company will become co-owners of the pioneering portfolio. In consideration of the patent portfolio purchase, the Company issued 80,000,000 shares of its common stock to VLL. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany. The Company continues to pursue its litigations against Google.

Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the year ended December 31, 2016 and for the year ended December 31, 2015, the Company has not declared dividends.

 (B) Stock Warrants

On May 27, 2016, the Company has agreed to issue 1,000,000 three-year warrants at an exercise price of $0.005/share of the common stock of the Company to a consultant for consulting services. The Company recorded the fair value of the warrants based on the fair value of each warrant grant estimated on the date of grant using the black – Scholes option pricing

On March 6, 2016, the Company entered into a revised engagement with its corporate counsel, McMenamin Law Group, for corporate legal services to be provided by legal counsel beginning July 28, 2015 through December 31, 2016, pursuant to which the Company has agreed to issue a five (5) year warrant at an exercise price totaling $25,000 at a strike price of ($0.0029/share) per share of common stock of the Company, which share price was the closing price of the Company’s stock on March 3, 2016. In addition the Company has agreed to pay McMenamin Law Group cash consideration totaling $15,000 on or before March 31, 2016, or a funding of the Company, whichever occurs first. As of December 31, 2016, the payment was not made. This new engagement shall replace and supersede any previous engagements or other agreements between the Company and McMenamin Law Group.

On October 14, 2016 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2017 through December 31, 2017. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on October 17, 2016, (ii) $7,500 on January 3, 2017, (iii) $7,500 on March 31, 2017, and (iv) $7,500 on June 30, 2017.

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

The following tables summarize all warrant grants as of December 31, 2016, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	3,750,000		1.7
Granted	2,000,000
Exercised	—
Cancelled/Forfeited	(200,000)
Balance, December 31, 2015	5,550,000	$0.25	1.5

Granted	20,020,690	$0.02
Exercised	—
Cancelled/Forfeited	(5,600,000)
Balance, December 31, 2016	19,970,690	$0.01	2.2

During the year ended December 31, 2016 the Company cancelled 3,000,000 warrants in connection with the re issuance of 5,600,000 warrants as per the warrant issuance as described in note 6(B). In addition, during the year ended December 31, 2016 the Company cancelled 2,600,000 fully expired warrants.

 A summary of all outstanding and exercisable warrants as of December 31, 2016 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	2.16	$—
$0.005	1,000,000	1,000,000	2.40	$—
$0.0029	8,620,690	8,620,690	2.25	$—
$0.006	5,600,000	5,600,000	2.39
$0.12	2,000,000	2,000,000	1.76	$—
$0.40	750,000	750,000	0.40	$—

	19,970,690	19,970,690	2.2	$—

A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.10	200,000	200,000	1.90	$—
$0.12	2,000,000	2,000,000	2.77	$—

$0.40	2,850,000	2,850,000	0.73	$—
$0.45	500,000	500,000	—	$—

	5,550,000	5,550,000	1.5 years	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2016, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding - December 31, 2014	15,566,652	$0.13	1.32
Granted	—	$—	—
Exercised	—	$—	—
Outstanding - December 31, 2015	15,566,652	$0.13	0.32
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Canceled	(12,700,000)	$—	—
Outstanding – December 31, 2016	2,866,652	$0.13	1.02
Exercisable - December 31, 2016	2,866,652

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

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedings against Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videos being encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements. The Company, on or about December 2015 upon advice of counsel, decided withdraw the litigation prior to oral argument, which withdrawal is without prejudice to re-file the lawsuit in the future.

The Company intends to vigorously prosecute these various patent infringement litigations. The Company believes it has a good likelihood of success associated with these patent infringement lawsuits. However, no assurance can be given by the Company as to the ultimate outcome of these actions or its effect on the Company. The law firm is prosecuting this action on a contingency fee basis.

On January 26, 2015, the Company was named as a defendant in an action filed in the Superior Court for the State of California and the County of Los Angeles captioned Bibicoff Family Trust v. Max Sound Corporation (Case No. SC123679). The parties participated in mediation and arrived successfully at a settlement and resolution of the matter. In March 2017 the Company successfully completed paying the agreed upon settlement amount.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.

In connection with the dismissal of the aforementioned litigation, the Company initiated an arbitration against VSL Communications, Ltd., Vedanti Systems, Ltd., Constance Nash, Robert Newell and eTech Investments as respondents before the American Arbitration Association for breach of contract, fraud, and other causes of action. Subsequently, the Company is pursuing in arbitration claims against VSL to enforce the agreement and to compel VSL to comply with the agreement’s terms and conditions that inter alia VSL must fully cooperate with the Company to cure any issues the Court raised with standing to pursue the claims. On January 17, 2017 the AAA notified the Company’s counsel that the respondent’s counterclaim was withdrawn this arbitration claim was formally concluded.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  The parties continue to file motions and are expected to begin the discovery phase of the litigation.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself.

On September 22, 2016, the Company filed an action in the Superior Court of the State of California, County of San Diego – North County Regional Center, captioned Max Sound Corporation v. Globex Transfer, LLC (Case No. 37-2016-0003037-CU-MC-NC). The Company requests injunctive relief and declaratory relief regarding the release of 13 million restricted shares of Company stock. On September 26, 2016, the Court granted the Company a preliminary injunction, enjoining Defendant from releasing any restriction of the subject shares without first obtaining the Company’s consent, pending the outcome of the litigation.”

In November 2016, the Company entered into an agreement with Vedanti Licensing Limited ("VLL") and Vedanti Systems Limited ("Vedanti") under (the "VLL/Max Sound Agreement") granting the Company co-ownership of U.S. Patent No. 7,974,339 (the "`339 Patent") along with the other patents owned by Vedanti Systems Limited. Thus, the Company is now a co-owner with VLL of the `339 Patent and ODT Patent portfolio, pursuant to the VLL/Max Sound Agreement, the Company and VLL intend to file new lawsuit against Google and others for infringement as co-owners.

On December 20, 2016 Companies House, the United Kingdom's registrar of companies, notified the Company that VSL Communications Limited was dissolved, thereafter voiding any remaining agreement with VSL Communications or its previous Officers, Directors or Management.

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of December 31, 2016 and December 31, 2015 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	As of December 31, 2016	December 31, 2015

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,500,200)	(2,415,615)
Impairment of the distributions rights		(16,711,652)	(15,703,616)

Net carrying value		$—	$1,092,621

For the year ended December 31, 2016 and 2015, amortization expense related to the intangibles with finite lives totaled $ 84,585 and $1,054,360, respectively, and was included in general and administrative expenses in the statement of operations.  The Company also recorded an impairment expense of $1,008,036 and $15,703,617 during the years ended December 31, 2016 and December 31, 2015, respectively. The intangible assets are fully impaired and the remaining carrying value is $0 for the year ended December 31, 2016.

NOTE 10       SUBSEQUENT EVENTS

January 3, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 2,849,003 common shares.

On January 5, 2017 the Company entered into an agreement with Eagle Equities, LLC. to issue up to $147,000 in a convertible note. The note matures on January 5, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $126,000 proceeds on January 6, 2017.

On January 6, 2017 the Company repaid $82,830 in convertible note to Crossover Capital Fund I, LLC note. The note was dated July 7, 2016 with a principal balance of $52,632.

On January 13, 2017, the Company converted a total of $25,347 in convertible debt comprised of principal and accrued interest into 3,466,054 common shares.

On January 17, 2017, the Company converted a total of $52,038 in convertible debt comprised of principal and accrued interest into 8,503,000 common shares.

On January 23, 2017, the Company issued 5,000,000 shares of common stock having a fair value of $53,500 ($0.0107/share), based upon the fair value on the date of grant, in exchange for professional services.

On January 26, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 3,556,820 common shares.

On February 8, 2017, the Company entered into an agreement with Iliad Research and Trading to issue up to $171,665 in a convertible note. The note matures on February 8, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest two (2) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $150,000 proceeds on February 8, 2017.

On February 10, 2017, the Company entered into an agreement with Power Up Lending Group, LTD to issue up to $103,500 in a convertible note. The note matures on November 20, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 proceeds on February 14, 2017.

On February 13, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 4,243,582 common shares.

On February 21, 2017 the Company entered into an Agreement with architect Eli Attia. This Agreement terminated and replaced the previous Representation Agreement and allows the Company to continue to pursue litigations against Google and Flux.

On February 27, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 3,707,136 common shares.

On March 1, 2017, at Google's request, Max Sound Management met with Google Representatives to mediate the Attia matter. At the end of the day, no settlement agreement was reached and Max Sound agreed to leave the mediation negotiations open while the case continues.

On March 1, 2017, the Company entered into an agreement with Crown Bridge partners, LLC to issue up to $64,600 in a convertible note as a second tranche under the agreement dated September 8, 2016. The note matures on September 1, 2017 and bears an interest charge of 6%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which the average of the lowest one (1) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $62,400 proceeds on March 7, 2017.

On March 16, 2017, the Company converted a total of $10,046 in convertible debt comprised of principal and accrued interest into 1,610,000 common shares.

On March 23, 2017, the Company converted a total of $25,997 in convertible debt comprised of principal and accrued interest into 4,347,367 common shares.

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

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION

Greg Halpern	58	Chairman, Chief Financial Officer
John Blaisure	58	President & Chief Executive Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2016.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2016, and 2015 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Greg Halpern, CFO	2016	288,000		0	0	0	0	288,000
	2015	288,000		0	0	0	0	288,000

John Blaisure, CEO	2016		216,000	0	105,600	0	0	321,600
	2015		216,000	0	0	0	0	216,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2016.

Outstanding Option Awards at Fiscal Year-End

Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Weighted Average Exercise Price	Option Expiration Date
Greg Halpern	2,866,652		$ 0.17	July 6, 2017

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2016 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

On December 31, 2012, John Blaisure – CEO and Greg Halpern - CFO amended their employment agreements with the Company to eliminate their previous annual bonus entitlements which was previously 10% each of revenues. In exchange for this consideration, the Company agreed that ExecutiveBlaisure will each be decreased as his new bonuses to 6% of net profits, and Executive Halpern will each be decreased as his new bonus to 7% of net profits. Both Executives may elect at their option to receive such bonuses in cash or Rule 144 stock or any combination of both.

We have not had a promoter at any time during our past five fiscal years.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 22, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On March 22, 2017, there were 967,489,208issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Preferred Stock	Greg Halpern	5,000,000	(2)	33.4%

Common Stock	Greg Halpern	2,510,933		0.26%

Common Stock	John Blaisure	28,300,960	(3)	2.92%

Common Stock	Total Shares owned by Directors and officers	35,811,893		36,58%

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

During the year ended December 31, 2016, there were no transactions by the Company’s Directors.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $52,500, and $48,625, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $0, and $0, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2016 and 2015.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

·                     approved by our audit committee; or

·                     entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2016 associated with all prior Form10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 10.13.16 issued to Bay Private Equity, Inc.
10.2	Convertible Redeemable Note, Dated 10.10.16 issued to JSJ INVESTMENTS, INC.
10.3	Convertible Redeemable Note, Dated 10.3.16 issued to ILIAD RESEARCH AND TRADING, L.P.
10.4	Convertible Redeemable Note, Dated 11.22.16 issued to BELLRIDGE CAPITAL, L.P.
10.5	Convertible Redeemable Note, Dated 12.2.16 issued to EAGLE EQUITIES, LLC
10.6	Convertible Redeemable Note, Dated 12.2.16 issued to LUCAS HOPPEL
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2017

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer