Form 10-Q
period 2017-03-31
Max Sound Corp
filed 2017-05-12
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8837 Villa La Jolla Drive, Unit 12109, La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 4, 2017, the registrant had 1,011,081,660 shares, par value $0.00001 per share, of common stock issued and outstanding.

MAX SOUND CORPORATION

FORM 10-Q

for the period ended March 31, 2017

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2017 (UNAUDITED) AND AS OF DECEMBER 31, 2016 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTH ENDED MARCH 31, 2017 AND 2016 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHSENDED MARCH 31, 2017 AND 2016 (UNAUDITED).

PAGES	6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
Current Assets
Cash	$124,025	$185,026
Prepaid expenses	110,820	62,230
Debt offering costs - net	45,334	42,499
Total Current Assets	280,179	289,755
Property and equipment, net	48,206	61,423
Other Assets
Security deposit	413	413
Total Other Assets	413	413
Total Assets	$328,798	$351,591
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$223,287	$238,594
Accrued expenses	513,715	453,387
Demand Note	—	20,000
Derivative liability	4,770,939	5,906,940
Convertible note payable, net of debt discount of $938,945 and $1,227,865 respectively	4,911,788	4,369,733
Total Current Liabilities	10,419,729	10,988,654
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 2,250,000,000 shares authorized, 976,401,523 and 935,642,114 shares issued and outstanding, respectively	9,763	9,355
Additional paid-in capital	64,851,933	64,355,387
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(74,433,102)	(74,482,280)
Total Stockholders' Deficit	(10,090,931)	(10,637,063)
Total Liabilities and Stockholders' Deficit	$328,798	$351,591

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2017	March 31, 2016

Revenue	$—	$—

Operating Expenses
General and administrative	113,875	544,524
Consulting	32,600	69,690
Professional fees	87,885	109,920
Website development	5,000	21,000
Compensation	162,000	212,000
Total Operating Expenses	401,360	957,134
Loss from Operations	(401,360)	(957,134)
Other Income / (Expense)
Other income	11	35,207
Interest expense	(88,013)	(89,460)
Derivative Expense	(279,583)	(2,081,092)
Amortization of debt offering costs	(21,665)	(34,468)
Gain/(Loss) on debt settlement	(27,287)	(101,109)
Amortization of debt discount	(794,184)	(1,338,958)
Change in fair value of embedded derivative liability	1,661,259	(2,474,348)
Total Other Income / (Expense)	450,538	(6,084,228)
Provision for Income Taxes	—	—
Net Loss	$49,178	$(7,041,362)
Net Loss Per Share - Basic and Diluted	$0.00	$(0.01)
Weighted average number of shares outstanding
during the year Basic and Diluted	959,220,511	583,890,510

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net Loss	$49,178	$(7,041,362)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	13,216	20,164
Stock and stock options issued for services	53,500	105,600
Warrants issued for services	—	60,078
Amortization of intangible assets	—	28,195
Amortization of debt offering costs	21,665	34,468
Amortization of debt discount	794,184	1,338,958
Change in fair value of derivative liability	(1,661,259)	2,474,348
Gainon debt extinguishment	—	(35,200)
Derivative Expense	279,583	2,081,092
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(48,590)	8,386
Increase/(Decrease) accounts payable	(15,291)	304,933
Increase/(Decrease) in accrued expenses	89,626	88,833
Net Cash Used In Operating Activities	(424,188)	(531,507)
Cash Flows From Investing Activities:
Purchase of property equipment	—	(2,901)
Net Cash Used In Investing Activities	—	(2,901)
Cash Flows From Financing Activities:
Repayment of convertible note	(55,213)	(301,402)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	438,400	1,295,548
Repayment of note payable	(20,000)	(20,000)
Net Cash Provided by Financing Activities	363,187	974,146
Net Increase/(Decrease) in Cash	(61,001)	439,738
Cash at Beginning of Year	185,026	211,064
Cash at End of Year	$124,025	$650,802
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,581	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$213,129	$1,258,451
Reclass of convertible debt to demand note	$—	$100,000

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF March 31, 2017

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, the value of the intangible assets is valued at $0.

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

(I) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $1,008,035and $15,703,617 in impairment of the intangible asset for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. As of December 31, 2016 the intangible assets were fully impaired.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2017	March 31, 2016

Stock Warrants (Exercise price - $0.25 - $.52/share)	19,720,690	18,270,690
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	2,866,652
Convertible Debt (Exercise price - $0.0017 - $.0126/share)	1,182,210,964	2,791,745,292
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	1,329,798,306	2,937,882,634

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 56,199,829 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2017 and December 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2017				December 31, 2016
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	4,770,939	—	4,770,939	—	5,906,940	—	5,906,940

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of March 31, 2017 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net income of $49,178 for the three months ended March 31, 2017, has an accumulated deficit of $74,433,102 as of March 31, 2017, and has negative cash flow from operations of $424,188 for the three months ended March 31, 2017.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2017 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of March 31, 2017	As of December 31, 2016

Convertible debt	$5,850,733	$5,597,598
Less: debt discount	(938,945)	(1,227,865)
Convertible debt - net	4,911,788	4,369,733
Demand note	—	20,000
Total current debt	4,911,788	$4,389,733

Accounts payable consists of the following:

	As of March 31, 2017	As of December 31, 2016

Accounts Payable	$223,287	$238,594
Total accounts payable	$223,287	$238,594

(A) Convertible Debt

During the three months ended March 31, 2017 and year ended December 31, 2016, the Company issued convertible notes totaling $492,165, less the original issue discount and debt issue costs of $53,765, for net proceeds of $438,400 and $3,392,813, respectively.

The convertible notes issued for year ended March 31, 2017 and year ended December 31, 2016, consist of the following terms:

		Three months ended	Year ended
		March 31, 2017	December 31, 2016
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 8%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –August 31, 2018	November 4, 2015 –March 10, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,515,900	3,412,400
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	832,423	624,087
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	77,000	127,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	606,660	536,669
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	53,750	79,810
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	52,632
	Convertible Debt	5,850,733	5,597,598
	Less: Debt Discount	(938,945)	(1,227,865)
	Convertible Debt - net	$4,911,788	$4,369,733

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

During the three months ended March 31, 2017, the Company converted debt and accrued interest, totaling $213,129 into 35,759,409 shares of common stock

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $1,189,849 into 420,556,227 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2016	5,597,598	4% - 10%	November 4, 2015 - March 10, 2018
Borrowings during the three months ended March 31, 2017	492,165	8%
Non-Cash Reclassification of accrued interest converted	26,718
Repayments	(52,619)
Conversion of debt to into 35,759,409 shares of common stock with a valuation of $213,129 ($0.0047 - $0.00731/share) including the accrued interest of $26,718	(213,129)
Convertible Debt Balance as of March 31, 2017	5,850,733	4% - 8%	November 4, 2015 –August 31, 2018

(D)	Debt Issue Costs

During the three months ended March 31, 2017, the Company paid debt issue costs totaling $24,500.

During the three months ended March 31, 2016, the Company paid debt issue costs totaling $21,737.

The following is a summary of the Company’s debt issue costs:

	Three Months ended March 31, 2017	Year Ended December 31, 2016

Debt issue costs	$287,123	262,623
Accumulated amortization of debt issue costs	(241,789)	(220,124)

Debt issue costs - net	$45,334	42,499

During the three months ended March 31, 2017 and 2016 the Company amortized $21,665 and $34,468 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the three months ended March 31, 2017 and year ended December 31, 2016, the Company recorded debt discounts totaling $505,265 and $3,313,472, respectively.

The debt discount and the original issue discount recorded in 2017 and 2016 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $794,184 and $1,338,958 during the three months ended March 31, 2017 and 2016, respectively, to amortization of debt discount expense.

	Three months ended March 31, 2017	Year Ended December 31, 2016

Debt discount	$10,861,659	10,356,394
Accumulated amortization of debt discount	(9,922,714)	(9,128,529)

Debt discount - Net	$938,945	1,227,865

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2016	$5,906,940
Fair value at the commitment date for convertible instruments	755,583
Fair value at the commitment date for warrants issued
Change in fair value of embedded derivative liability for warrants issued	(107,757)
Change in fair value of embedded derivative liability for convertible instruments	(1,553,502)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(174,503)
Change from repayments	(55,822)
Derivative Liability –March 31, 2017	$4,770,939

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the three months ended March 31, 2017 and 2016 of $279,583 and $2,081,092, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	149% -207%
Expected term:	0.08 - 3 Years	0.01–2.16 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - 1.27%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -216%
Expected term:	0.08 - 3 Years	0.01–2.40 Years
Risk free interest rate:	0.06% - 1.60%	0.12% - .1.47%

NOTE 5           PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, respectively, property and equipment is as follows:

	March 31, 2017	December 31, 2016

Website Development	$294,795	$294,795
Furniture and Equipment	117,971	117,971
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	559,488	559,488
Less: accumulated depreciation and amortization	(511,282)	(498,065)
Property and Equipment, Net	$48,206	$61,423

Depreciation/amortization expense for the three months ended March 31, 2017 and 2016 totaled $13,216 and $20,164, respectively.

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

On April 4, 2017, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 600,000,000 shares of common stock from 1,650,000,000 shares of common stock to 2,250,000,000 shares of common stock.

(A)	Common Stock

During the three months ended March 31, 2017, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	35,759,409	$213,129	$0.00471 to- $0.00731
Services - rendered	5,000,000	53,500	$0.0107
Total shares issued	40,759,409	$266,629

During the year ended December 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	420,556,227	$1,189,849	$0.00143 to- $0.01056
Services rendered	12,775,195	12,775,195	$0.09-$0.013
Patents	80,000,000	1,600,000	$0.02
Total shares issued	513,331,422	$2,905,449

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

Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of March 31, 2017, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	19,970,690	$0.01	2.2
Granted	—
Exercised	—
Cancelled/Forfeited	(250,000)
Balance, March 31, 2017	19,720,690	$0.01	1.9

A summary of all outstanding and exercisable warrants as of March 31, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.91	$—
$0.005	1,000,000	1,000,000	2.15	$—
$0.0029	8,620,690	8,620,690	2.00	$—
$0.006	5,600,000	5,600,000	2.14
$0.12	2,000,000	2,000,000	1.52	$—
$0.40	500,000	750,000	0.13	$—

	19,720,690	19,720,690	1.9	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2016 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	2.16	$—
$0.005	1,000,000	1,000,000	2.40	$—
$0.0029	8,620,690	8,620,690	2.25	$—
$0.006	5,600,000	5,600,000	2.39
$0.12	2,000,000	2,000,000	1.76	$—
$0.40	750,000	750,000	0.40	$—

	19,970,690	19,970,690	2.2	$—

(C) Stock Options

The following tables summarize all option grants as of March 31, 2017, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2016	2,866,652	$0.13	1.02
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Canceled	—	$—	—
Outstanding – March 31, 2017	2,866,652	$0.13	0.27
Exercisable – March 31, 2017	2,866,652

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

(C) Other Agreements

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

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorouslyprosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  The parties continue to file motions and are expected to begin the discovery phase of the litigation.

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

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.

NOTE 9        INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016 the Company owns certain trademarks and technology rights.    See Note 1 (I).

	Useful Life	As March 31, 2017	As of December 31, 2016

Distribution rights	10 Years	$9,647,577	$9,647,577
Trademarks	Indefinite	7,500,000	7,500,000
Licensing Rights	Indefinite	2,064,000	2,064,000
Other	Indefinite	275	275
Accumulated amortization		(2,500,200)	(2,500,200)
Impairment of the distributions rights		(16,711,652)	(16,711,652)

Net carrying value		$—	$—

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

NOTE 10       SUBSEQUENT EVENTS

On April 4, 2017, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 600,000,000 shares of common stock from 1,650,000,000 million shares of common stock to 2,250,000,000 shares of common stock.

On April 5, 2017, the Company converted a total of $10,010 in convertible debt comprised of principal and accrued interest into 2,800,000 common shares.

On April 6, 2017, the Company converted a total of $53,750 in convertible debt comprised of principal and accrued interest into 13,268,411 common shares.

On April 11, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 6,060,606 common shares.

On April 12, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 5,085,177 common shares.

On April 19, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal and accrued interest into 6,944,444 common shares.

On April 3, 2017, the Company entered into an agreement with LG Capital Funding, LLC to issue up to $78,750 in a convertible note. The note matures on September 19, 2017 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the average of the two lowest closing “Market Price”, which is the lowest trading prices for the common stock during the 15trading day period including to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $75,000 proceeds on April 6, 2017.

On May 1, 2017, the Company entered into an agreement with GS Capital Partners, LLC to issue up to $111,111 in a convertible note. The note matures on May 1, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,001 proceeds on May 05, 2017.

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

Overview

Max Sound Corporation (“we,” “us,” “our,” or the “Company”) were incorporated in the State of Delaware as of December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represents 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement, Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO CFO and Chairman. The current business model was developed by Mr. Halpern in September of 2008 and began when he joined the company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and networking web site.

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

For the three months ended March 31, 2017 and 2016:

	For the Three Months Ended,
	March 31, 2017	March 31, 2016

Revenue	$—	$—
Operating Expenses
General and administrative	113,875	544,524
Consulting	32,600	69,690
Professional fees	87,885	109,920
Website development	5,000	21,000
Compensation	162,000	212,000
Total Operating Expenses	401,360	957,134
Loss from Operations	(401,360)	(957,134)
Other Income / (Expense)
Other income	11	35,207
Loss on inventory write off	—	—
Interest expense	(88,013	(89,460)
Derivative Expense	(279,583)	(2,081,092)
Amortization of debt offering costs	(21,665)	(34,468)
Gain (Loss) on debt settlement	(27,287)	(101,109)
Amortization of debt discount	(794,184)	(1,338,958)
Change in fair value of embedded derivative liability	1,661,259	(2,474,348)
Total Other Income / (Expense)	450,538	(6,084,228)
Provision for Income Taxes	—	—
Net Loss	$49,178)	$(7,041,362)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding during the year Basic and Diluted	959,220,511	583,890,510

For the three months ended March 31, 2017 and 2016.

General and Administrative Expenses: Our general and administrative expenses were $113,875 for the three months ended March 31, 2017 and $544,524 for the three months ended March 31, 2016, representing a decrease of $430,649, or approximately 79%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $32,600 for the three months ended March 31, 2017 and $69,690 for the three months ended March 31, 2016, representing a decrease of $37,090, or approximately 53%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $87,885 for the three months ended March 31, 2017 and $109,920 for the three months ended March 31, 2016, representing a decrease of $22,035 or approximately 20%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $162,000 for the three months ended March 31, 2017 and $212,000 for the three months ended March 31, 2016, representing a decrease of $50,000, or approximately 24%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net income for the three months ended March 31, 2017 was $49,178. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2017 and 2016, were $0 and $0, respectively. We have an accumulated deficit of $74,433,102 for the period from December 9, 2005 (inception) to March 31, 2017, and have negative cash flow from operations of $424,188 for the three months ended March 31, 2017.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2017, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the three months ended March 31, 2017:

During the three months ended March 31, 2017 and December 31, 2016, the Company issued convertible notes totaling $492,165 and $3,392,813, respectively.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the three months ended March 31, 2017 and 2016, respectively.

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

Below is a summary of our capital-raising activities for the three months ended March 31, 2017 and underlying terms:

On January 3, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated April 6, 2016, with the original principal amount of $171,665 for 2,849,003 shares based on a conversion price of $0.00702 per share (See Note 6).

On January 13, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated April 6, 2016, with the original principal amount of $171,665 for 3,466,054 shares based on a conversion price of $0.00731 per share (See Note 6).

On January 17, 2017, the Company entered into a conversion agreement with JSJ Investments relating to a convertible promissory note dated July15, 2016, with the original principal amount of $50,000 for 8,503,000 shares based on a conversion price of $0.00612 per share (See Note 6).

On January 26, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $ 171,665 for 3,556,820 shares based on a conversion price of $0.00562 per share (See Note 6).

On February 13 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 4,243,582 shares based on a conversion price of $0.00471 per share (See Note 6).

On February 24, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 3,707,136 shares based on a conversion price of $0.00540 per share (See Note 6).

On March 16, 2017, the Company entered into a conversion agreement with Crown Bridge Partners, LLC relating to a convertible promissory note dated September 8, 2016, with the original principal amount of $40,000 for1,610,000 shares based on a conversion price of $0.00605 per share (See Note 6).

On March 23, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 4,347,367 shares based on a conversion price of $0.00598 per share (See Note 6).

On May 28, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for3,476,447 shares based on a conversion price of $0.00575 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 1/5/17 issued to Eagle Equities,LLC.
10.2	Convertible Redeemable Note, Dated 2/8/17 issued to Iliad Research and Trading L.P.
10.3	Convertible Redeemable Note, Dated 2/10/17 issued to Power UP Lending Group, LTD
10.4	Convertible Redeemable Note, Dated 3/1/17 issued to Crown Bridge Partners, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2016.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)