Form 10-K/A
period 2016-12-31
Max Sound Corp
filed 2017-05-16
CIK 1353499

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, ifany, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2017 was approximately $8,191,900.

As of March 30, 2017, the registrant had 973,446,575 shares issued and outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 31, 2017, solely to include the internal control over financial reporting (ICFR) statement, which was inadvertently omitted during the filing process.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2017

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	April 16, 2017
John Blaisure	(Principal Executive Officer)

/s/ Greg Halpern	Chief Financial Officer and Director	April 16, 2017
Greg Halpern	(Principal Financial Officer)

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
ITEM 9A.	CONTROLS AND PROCEDURES	18

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	63
ITEM 11.	EXECUTIVE COMPENSATION	65
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	67
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	67
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	68

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	68

SIGNATURES		69

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarters covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of the Company’s fiscal year-end, the Company and its Management's conclusion to its assessment on the effectiveness of a company’s internal control over financial reporting ("ICFR") finds the effectiveness, as of the end of the fiscal year, of the issuer’s internal control over financial reporting to meet and satisfy the requirements set forth by the SEC and PCAOB.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2016 associated with all prior Form10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 10.13.16 issued to Bay Private Equity, Inc.
10.2	Convertible Redeemable Note, Dated 10.10.16 issued to JSJ INVESTMENTS, INC.
10.3	Convertible Redeemable Note, Dated 10.3.16 issued to ILIAD RESEARCH AND TRADING, L.P.
10.4	Convertible Redeemable Note, Dated 11.22.16 issued to BELLRIDGE CAPITAL, L.P.
10.5	Convertible Redeemable Note, Dated 12.2.16 issued to EAGLE EQUITIES, LLC
10.6	Convertible Redeemable Note, Dated 12.2.16 issued to LUCAS HOPPEL
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Management Internal Control Over Financial Reporting (ICFR) Statement

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