Form 10-K/A
period 2016-12-31
Max Sound Corp
filed 2017-05-18
CIK 1353499

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 2017 was approximately $8,191,900.

As of March 30, 2017, the registrant had 973,446,575 shares issued and outstanding.

EXPLANATORY NOTE

Max Sound Corporation is filing this second amendment (the Form 10-K/A), to our Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 31, 2017, solely to include  management’s Internal Control over Financial Reporting (ICFR) statement as detailed in Item 308(a)(1-2) of Regulation S-K, which was inadvertently omitted during the filing process.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 18, 2017

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

Signature	Title	Date

/s/ John Blaisure	President, Chief Executive Officer and Director	April 18, 2017
John Blaisure	(Principal Executive Officer)

/s/ Greg Halpern	Chief Financial Officer and Director	April 18, 2017
Greg Halpern	(Principal Financial Officer)

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
ITEM 9A.	CONTROLS AND PROCEDURES	18

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	63
ITEM 11.	EXECUTIVE COMPENSATION	65
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	67
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	67
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	68

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	68

SIGNATURES		69

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

Item 9.  Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2016.

(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2016.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2016, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

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

Date: May 19, 2017

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer