Form 10-Q
period 2017-06-30
Max Sound Corp
filed 2017-08-11
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 3, 2017, the registrant had 1,423,359,797 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2017 (UNAUDITED) AND AS OF DECEMBER 31, 2016 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH ENDED JUNE 30, 2017 AND 2016 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH ENDED JUNE 30, 2017 AND 2016 (UNAUDITED).

PAGES	6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
Current Assets
Cash	$45,544	$185,026
Prepaid expenses	104,151	62,230
Debt offering costs - net	37,577	42,499
Total Current Assets	187,272	289,755
Property and equipment, net	60,489	61,423
Other Assets
Security deposit	413	413
Total Other Assets	413	413
Total Assets	$248,174	$351,591
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	244,760	$238,594
Accrued expenses	614,063	453,387
Demand Note	—	20,000
Derivative liability	6,501,388	5,906,940
Convertible note payable, net of debt discount of $1,040,745 and $1,227,865 respectively	4,969,659	4,369,733
Total Current Liabilities	12,329,870	10,988,654
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 3,250,000,000 shares authorized, 1,335,363,631 and 935,642,114 shares issued and outstanding, respectively	13,352	9,355
Additional paid-in capital	66,247,327	64,355,387
Treasury stock	(519,575)	(519,575)
Accumulated deficit	(77,822,850)	(74,482,280)
Total Stockholders' Deficit	(12,081,696)	(10,637,063)
Total Liabilities and Stockholders' Deficit	248,174	$351,591

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	108,077	197,381	216,952	741,905
Consulting	30,000	70,142	62,600	139,832
Professional fees	228,995	119,833	316,880	229,753
Website development	—	7,000	10,000	28,000
Compensation	162,000	198,000	324,000	410,000
Total Operating Expenses	529,072	592,356	930,432	1,549,490
Loss from Operations	(529,072)	(592,356)	(930,432)	(1,549,490)
Other Income / (Expense)
Other income	—	1,315	11	36,529
Interest expense	(112,238)	(74,684)	(200,251)	(164,145)
Derivative Expense	(263,589)	(424,320)	(543,172)	(2,505,412)
Amortization of debt offering costs	(41,032)	(23,532)	(62,697)	(58,000)
Gain/(Loss) on debt settlement	(211,916)	(215,161)	(239,203)	(316,270)
Amortization of debt discount	(862,033)	(1,508,607)	(1,656,217)	(2,847,565)
Change in fair value of embedded derivative liability	(1,369,868)	2,550,645	291,391	76,297
Total Other Income / (Expense)	(2,860,676)	305,656	(2,410,138)	(5,778,566)
Provision for Income Taxes	—	—	—	—
Net Loss	$(3,389,748)	$(286,700)	$(3,340,570)	$(7,328,056)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstandingduring the year Basic and Diluted	1,102,463,245	825,352,459	1,031,934,049	710,704,959

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended,
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net Loss	$(3,340,570)	$(7,328,056)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	24,933	40,498
Stock and stock options issued for services	53,500	105,894
Warrants issued for services	—	91,556
Amortization of intangible assets	—	56,390
Amortization of debt offering costs	62,697	58,000
Amortization of debt discount	1,656,217	2,847,565
Change in fair value of derivative liability	(291,391)	(76,297)
Gain on debt extinguishment	—	(35,200)
Derivative Expense	543,172	2,505,412
Changes in operating assets and liabilities:
Cash paid on accrued interest	—
(Increase)/Decrease in prepaid expenses	(41,921)	16,773
Increase/(Decrease) accounts payable	6,181	391,285
Increase/(Decrease) in accrued expenses	217,032	165,286
Net Cash Used In Operating Activities	(1,110,150)	(1,160,894)
Cash Flows From Investing Activities:
Purchase of property equipment	(24,000)	(6,398)
Net Cash Used In Investing Activities	(24,000)	(6,398)
Cash Flows From Financing Activities:
Repayment of convertible note	(233,743)	(1,197,096)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	1,248,411	2,195,547
Repayment of note payable	(20,000)	(40,000)
Net Cash Provided by Financing Activities	994,668	958,451
Net Decrease in Cash	(139,482)	(208,841)
Cash at Beginning of Year	185,026	211,064
Cash at End of Year	$45,544	$2,223
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,297	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$798,096	$1,000,029
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$1,044,341	$3,131,579
Reclass of convertible debt to demand note	$—	$100,000

See accompanying notes to condensed unaudited financial statements.

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2017 and December 31, 2016.

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

(H) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $1,008,035 and $15,703,617 in impairment of the intangible asset for the year ended December 31, 2016 and the year ended December 31, 2015, respectively. As of December 31, 2016 the intangible assets were fully impaired.

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

The computation of basic and diluted loss per share for the six months ended June 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2017	June 30, 2016

Stock Warrants (Exercise price - $0.25 - $.52/share)	19,470,690	18,270,690
Stock Options (Exercise price - $0.10 - $.50/share)	2,866,652	2,866,652
Convertible Debt (Exercise price - $0.0017 - $.0126/share)	5,725,047,704	2,791,745,292
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	5,872,385,046	2,937,882,634

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 3,957,748,676 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

 MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2017 and December 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2017				December 31, 2016
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	6,501,388	—	6,501,388	—	5,906,940	—	5,906,940

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

AS OF JUNE 30, 2017

(UNAUDITED)

(Q) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

(R) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(S) Licensing & Distribution

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of June 30, 2017 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $3,340,570 for the six months ended June 30, 2017, has an accumulated deficit of $77,822,850 as of June 30, 2017, and has negative cash flow from operations of $1,110,150 for the six months ended June 30, 2017.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of June 30, 2017	As of December 31, 2016

Convertible debt	$6,010,404	$5,597,598
Less: debt discount	(1,040,745)	(1,227,865)
Convertible debt - net	4,969,659	4,369,733
Demand note	—	20,000
Total current debt	4,969,659	$4,389,733

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

(A) Convertible Debt

During the six months ended June 30, 2017 and year ended December 31, 2016, the Company issued convertible notes totaling $1,388,276, less the original issue discount and debt issue costs of $139,865, for net proceeds of $1,248,411 and $3,392,813, respectively.

The convertible notes issued for year ended June 30, 2017 and year ended December 31, 2016, consist of the following terms:

		Six months ended June 30, 2017 Amount of Principal Raised	Year ended December 31, 2016 Amount of Principal Raised
Interest Rate		0% - 8%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –August 31, 2018	November 4, 2015 –March 10, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,515,900	3,412,400
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,212,867	624,087
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	paid on conversion	127,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	516,637	536,669
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	79,810
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	52,632

Convertible Debt	6,010,398	5,597,598
Less: Debt Discount	(1,040,745)	(1,227,865)
Convertible Debt - net	$4,969,659	$4,369,733

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

During the six months ended June 30, 2017, the Company converted debt and accrued interest, totaling $798,096 into 394,721,516 shares of common stock

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $1,189,849 into 420,556,227 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2016	5,597,598	4% - 10%	November 4, 2015 - March 10, 2018
Borrowings during the six months ended June 30, 2017	1,388,276	8%
Non-Cash Reclassification of accrued interest converted	56,369
Repayments	(233,743)
Conversion of debt to into 394,721,516 shares of common stock with a valuation of $798,096 ($0.00092 - $0.00731/share) including the accrued interest of $56,369	(798,096)
Convertible Debt Balance as of June 30, 2017	6,010,404	4% - 8%	November 4, 2015 –June 27, 2018

(D)	Debt Issue Costs

During the six months ended June 30, 2017, the Company paid debt issue costs totaling $57,775.

During the six months ended June 30, 2016, the Company paid debt issue costs totaling $21,737.

The following is a summary of the Company’s debt issue costs:

	Six Months ended June 30, 2017	Year Ended December 31, 2016

Debt issue costs	$320,398	262,623
Accumulated amortization of debt issue costs	(282,821)	(220,124)

Debt issue costs - net	$37,577	42,499

During the six months ended June 30, 2017 and 2016 the Company amortized $62,697 and $58,000 of debt issue costs, respectively.

(E) Debt Discount & Original Issue Discount

During the six months ended June 30, 2017 and year ended December 31, 2016, the Company recorded debt discounts totaling $1,469,098 and $3,313,472, respectively.

The debt discount and the original issue discount recorded in 2017 and 2016 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,656,217 and $2,847,565 during the six months ended June 30, 2017 and 2016, respectively, to amortization of debt discount expense.

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

	Six months ended June 30, 2017	Year Ended December 31, 2016

Debt discount	$11,825,492	10,356,394
Accumulated amortization of debt discount	(10,784,747)	(9,128,529)

Debt discount - Net	$1,040,745	1,227,865

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2016	$5,906,940
Fair value at the commitment date for convertible instruments	1,930,180
Change in fair value of embedded derivative liability for warrants issued	(191,200)
Change in fair value of embedded derivative liability for convertible instruments	(100,191)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(657,847)
Change from repayments	(386,494)
Derivative Liability –June 30, 2017	$6,501,388

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the six months ended June 30, 2017 and 2016 of $543,172 and $2,505,412, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	156%-203
Expected term:	0.08 - 3 Years	0.07–1.91 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - 1.14%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -216%
Expected term:	0.08 - 3 Years	0.01–2.40 Years
Risk free interest rate:	0.06% - 1.60%	0.12% - .1.47%

 MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

NOTE 5           PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, respectively, property and equipment is as follows:

	June 30, 2017	December 31, 2016

Website Development	$294,795	$294,795
Furniture and Equipment	141,971	117,971
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	583,488	559,488
Less: accumulated depreciation and amortization	(522,999)	(498,065)
Property and Equipment, Net	$60,489	$61,423

Depreciation/amortization expense for the six months ended June 30, 2017 and 2016 totaled $24,933 and $40,498, respectively.

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

On April 23, 2017, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 1,000,000,000 shares of common stock from 2,250,000,000 shares of common stock to 3,250,000,000 shares of common stock.

(A)	Common Stock

During the six months ended June 30, 2017, the Company issued the following common stock:

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	394,721,516	$798,096	$0.00092 to- $0.00731
Services - rendered	5,000,000	53,500	$0.0107
Total shares issued	399,721,516	$851,596

During the year ended December 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	420,556,227	$1,189,849	$0.00143 to- $0.01056
Services rendered	12,775,195	115,600	$0.09-$0.013
Patents	80,000,000	1,600,000	$0.02
Total shares issued	513,331,422	$2,905,449

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

Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. The Series A Convertible Preferred Stock carries certain voting preferences and will accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of June 30, 2017, and the related changes during these periods are presented below:

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	19,970,690	$0.01	2.2
Granted	—
Exercised	—
Cancelled/Forfeited	(500,000)
Balance, June 30, 2017	19,470,690	$0.01	1.7

A summary of all outstanding and exercisable warrants as of June 30, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.67	$—
$0.005	1,000,000	1,000,000	1.91	$—
$0.0029	8,620,690	8,620,690	1.75	$—
$0.006	5,600,000	5,600,000	1.89
$0.12	2,000,000	2,000,000	1.27	$—
$0.40	250,000	250,000	0.11	$—

	19,470,690	19,470,690	1.7	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2016 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	2.16	$—
$0.005	1,000,000	1,000,000	2.40	$—
$0.0029	8,620,690	8,620,690	2.25	$—
$0.006	5,600,000	5,600,000	2.39
$0.12	2,000,000	2,000,000	1.76	$—
$0.40	750,000	750,000	0.40	$—

	19,970,690	19,970,690	2.2	$—

(C) Stock Options

The following tables summarize all option grants as of June 30, 2017, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2016	2,866,652	$0.13	1.02
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Canceled	—	$—	—
Outstanding – June 30, 2017	2,866,652	$0.13	0.02
Exercisable – June 30, 2017	2,866,652

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

NOTE 7         COMMITMENTS

(A) Employment Agreement

On January 31, 2016 Mr. Lloyd Trammell (“Trammell”) submitted a notice of resignation ending employment on March 1, 2016. In connection with Trammell’s resignation a dispute arose between the Company and Trammell concerning Trammell’s desiring to sell 13 million shares of the Company’s stock. The Company filed an action in the Superior court of the State of California, County of San Diego (assigned Case No. 37-2016-00033037-CU-MU-NC) seeking to enjoin or restrict the sale of the Company shares. The lawsuit was settled June 26, 2017 amicably and the Company has agreed to buy back the referenced shares for $15,000. Further, in the event closing of the buyback is delayed by any availability of funds, the Company agrees to pay an additional amount to Trammel equal to $150 per day for each day beyond August 1st 2017 the closing is delayed.

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

On October 14, 2016 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2017 through December 31, 2017. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on October 17, 2016, (ii) $7,500 on January 3, 2017, (iii) $7,500 on June 30, 2017, and (iv) $7,500 on June 30, 2017.

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

NOTE 9       SUBSEQUENT EVENTS

On July 6, 2017, the Company converted a total of $20,000 in convertible debt comprised of principal into 17,574,692 common shares.

On July 10, 2017, the Company converted a total of $23,400 in convertible debt comprised of principal into 20,000,000 common shares.

On July 27, 2017, the Company converted a total of $42,165 in convertible debt comprised of principal and interest into 49,899,976 common shares.

On July 26, 2017 the Company entered into a settlement agreement with Lloyd Trammell to buy back 13 million shares of Max Sound to settle the legal action. In consideration for the transfer the Company agrees to pay$15,000 and all transfer fees and other third party costs associated with the buyback. If closing of the buyback is delayed by any availability of funds, the Company agrees to pay an additional amount to Trammel equal to $150 per day for each day beyond August 1st 2017 the closing is delayed.

On July 27, 2017, the Company entered into an agreement with Power Up Lending Group, LTD to issue up to $123,000 in a convertible note. The note matures on April 30, 2018 and bears an interest charge of 12%. The conversion price equals the “Variable Conversion Price”, which is 61% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $120,000 proceeds on July 28, 2017.

August 5, 2017, the Company entered into an agreement with GS Capital Partners, LLC to issue up to $105,000 in a convertible note. The note matures on August 3, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is

65% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $120,000 proceeds on August 4, 2017.

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

For the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	108,077	197,381	216,952	741,905
Consulting	30,000	70,142	62,600	139,832
Professional fees	228,995	119,833	316,880	229,753
Website development	—	7,000	10,000	28,000
Compensation	162,000	198,000	324,000	410,000
Total Operating Expenses	529,072	592,356	930,432	1,549,490
Loss from Operations	(529,072)	(592,356)	(930,432)	(1,549,490)
Other Income / (Expense)
Other income	—	1,315	11	36,529
Interest expense	(112,238)	(74,684)	(200,251)	(164,145)
Derivative Expense	(263,589)	(424,320)	(543,172)	(2,505,412)
Amortization of debt offering costs	(41,032)	(23,532)	(62,697)	(58,000)
Gain/(Loss) on debt settlement	(211,916)	(215,161)	(239,203)	(316,270)
Amortization of debt discount	(862,033)	(1,508,607)	(1,656,217)	(2,847,565)
Change in fair value of embedded derivative liability	(1,369,868)	2,550,645	291,391	76,297
Total Other Income / (Expense)	(2,860,676)	305,656	(2,410,138)	(5,778,566)
Provision for Income Taxes	—	—	—	—
Net Loss	$(3,389,748)	$(286,700)	$(3,340,570)	$(7,328,056)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding during the year Basic and Diluted	1,102,463,245	825,352,459	1,031,934,049	710,704,959

For the three months ended June 30, 2017 and 2016.

 MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

General and Administrative Expenses: Our general and administrative expenses were $108,077 for the three months ended June 30, 2017 and $197,381 for the three months ended June 30, 2016, representing a decrease of $89,304, or approximately 45%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $30,000 for the three months ended June 30, 2017 and $70,142 for the three months ended June 30, 2016, representing a decrease of $40,142, or approximately 57%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $228,995 for the three months ended June 30, 2017 and $119,833 for the three months ended June 30, 2016, representing an increase of $109,162 or approximately 91%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $162,000 for the three months ended June 30, 2017 and $198,000 for the three months ended June 30, 2016, representing a decrease of $36,000, or approximately 18%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net income for the three months ended June 30, 2017 was $3,389,748 While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

For the six months ended June 30, 2017 and 2016.

General and Administrative Expenses: Our general and administrative expenses were $216,952 for the six months ended June 30, 2017 and $741,905 for the six months ended June 30, 2016, representing a decrease of $524,953, or approximately 71%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $62,600 for the six months ended June 30, 2017 and $139,832 for the six months ended June 30, 2016, representing a decrease of $77,232, or approximately 55%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $316,880 for the six months ended June 30, 2017 and $229,753 for the six months ended June 30, 2016, representing an increase of $87,127 or approximately 38%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $324,000 for the six months ended June 30, 2017 and $410,000 for the six months ended June 30, 2016, representing a decrease of $86,000, or approximately 21%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the six months ended June 30, 2017 was $3,340,570. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the impairment of the intangible asset.

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2017 and 2016, were $0 and $0, respectively. We have an accumulated deficit of $77,822,850 for the period from December 9, 2005 (inception) to June 30, 2017, and have negative cash flow from operations of $1,110,150 for the six months ended June 30, 2017.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2017, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

Below is a summary of our capital-raising activities for the six months ended June 30, 2017:

During the six months ended June 30, 2017 and December 31, 2016, the Company issued convertible notes totaling $1,388,276 and $3,392,813, respectively.

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

AS OF JUNE 30, 2017

(UNAUDITED)

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the six months endedJune 30, 2017 and 2016, respectively.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-

Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

AS OF JUNE 30, 2017

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

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

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

Below is a summary of our capital-raising activities for the six months endedJune 30, 2017 and underlying terms:

On April 12, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 5,085,177 shares based on a conversion price of $0.00393 per share (See Note 6).

 On May 5, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 7,788,162 shares based on a conversion price of $0.00257 per share (See Note 6).

On May 25, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 17,574,692 shares based on a conversion price of $0.00114 per share (See Note 6).

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

On June 8, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 16,625,104 shares based on a conversion price of $0.00120 per share (See Note 6).

On June 19, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated May 18, 2016, with the original principal amount of $171,665 for 19,961,522 shares based on a conversion price of $0.00123 per share (See Note 6).

On April 11, 2017, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated October 10, 2016, with the original principal amount of $77,000 for 6,060,606 shares based on a conversion price of $0.00330 per share (See Note 6).

On April 19, 2017, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated October 10, 2016, with the original principal amount of $77,000 for 6,944,444 shares based on a conversion price of $0.00288 per share (See Note 6).

On May 2, 2017, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated October 10, 2016, with the original principal amount of $77,000 for 8,658,008 shares based on a conversion price of $0.00231 per share (See Note 6).

On May 10, 2017, the Company entered into a conversion agreement with JSJ Investments, Inc. relating to a convertible promissory note dated October 10, 2016, with the original principal amount of $77,000 for 9,439,828 shares based on a conversion price of $0.00212 per share (See Note 6).

On April 5, 2017, the Company entered into a conversion agreement with Crown Bridge Partners, LLC relating to a convertible promissory note dated September 8, 2016, with the original principal amount of $40,000 for 2,800,000 shares based on a conversion price of $0.00347 per share (See Note 6).

On May 11, 2017, the Company entered into a conversion agreement with Crown Bridge Partners, LLC relating to a convertible promissory note dated September 8, 2016, with the original principal amount of $40,000 for 3,700,000 shares based on a conversion price of $0.00208 per share (See Note 6).

On June 8, 2017, the Company entered into a conversion agreement with Crown Bridge Partners, LLC relating to a convertible promissory note dated September 8, 2016, with the original principal amount of $40,000 for 8,300,000 shares based on a conversion price of $0.00092 per share (See Note 6).

On June 16, 2017, the Company entered into a conversion agreement with Crown Bridge Partners, LLC relating to a convertible promissory note dated September 8, 2016, with the original principal amount of $40,000 for 6,111,684 shares based on a conversion price of $0.00109 per share (See Note 6).

On June 6, 2017, the Company entered into a conversion agreement with Eagle Equities, LLC relating to a convertible promissory note dated December 2, 2016, with the original principal amount of $147,000 for 4,707,891 shares based on a conversion price of $0.00110 per share (See Note 6).

On June 8, 2017, the Company entered into a conversion agreement with Eagle Equities, LLC relating to a convertible promissory note dated December 2, 2016, with the original principal amount of $147,000 for 8,477,828 shares based on a conversion price of $0.00111 per share (See Note 6).

On June 14, 2017, the Company entered into a conversion agreement with Eagle Equities, LLC relating to a convertible promissory note dated December 2, 2016, with the original principal amount of $147,000 for 8,439,045 shares based on a conversion price of $0.00123 per share (See Note 6).

On June 8, 2017, the Company entered into a conversion agreement with Lucas Hoppel relating to a convertible promissory note dated December 5, 2016, with the original principal amount of $78,750 for 13,000,000 shares based on a conversion price of $0.00117 per share (See Note 6).

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

On June 15, 2017, the Company entered into a conversion agreement with Lucas Hoppel relating to a convertible promissory note dated December 5, 2016, with the original principal amount of $78,750 for 20,000,000 shares based on a conversion price of $0.00124 per share (See Note 6).

On April 6, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 13,268,411 shares based on a conversion price of $0.00422 per share (See Note 6).

On May 15, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 12,412,898 shares based on a conversion price of $0.00244 per share (See Note 6).

On June 2, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 10,681,248 shares based on a conversion price of $0.00114 per share (See Note 6).

On June 12, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 17,840,615 shares based on a conversion price of $0.00114 per share (See Note 6).

On June 23, 2017, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated September 19, 2016, with the original principal amount of $78,750 for 14,417,520 shares based on a conversion price of $0.00110 per share (See Note 6).

On May 5, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated October 13, 2016, with the original principal amount of $120,000 for 8,029,503 shares based on a conversion price of $0.00260 per share (See Note 6).

On May 11, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated October 13, 2016, with the original principal amount of $120,000 for 15,632,594 shares based on a conversion price of $0.00234 per share (See Note 6).

On May 17, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated October 13, 2016, with the original principal amount of $120,000 for 16,099,472 shares based on a conversion price of $0.00195 per share (See Note 6).

On May 23, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated October 13, 2016, with the original principal amount of $120,000 for 20,149,635 shares based on a conversion price of $0.00104 per share (See Note 6).

On June 12, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated October 13, 2016, with the original principal amount of $120,000 for 12,779,328 shares based on a conversion price of $0.00123 per share (See Note 6).

On June 27, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated November 22, 2016, with the original principal amount of $120,000 for 42,976,892 shares based on a conversion price of $0.00097 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

MAX SOUND CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 6/30/17 issued to Bellridge Capital, LP.
10.2	Convertible Redeemable Note, Dated 5/12/17 issued to Bellridge Capital, LP.
10.3	Convertible Redeemable Note, Dated 6/27/17 issued to Bellridge Capital, LP.
10.4	Convertible Redeemable Note, Dated 6/27/17 issued to Bellridge Capital, LP
10.5	Convertible Redeemable Note, Dated 5/1/17 issued to GS Capital Partners, LLC
10.6	Convertible Redeemable Note, Dated 5/19/17 issued to LG Capital Funding, LLC.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2017.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)