Form 10-Q
period 2017-09-30
Max Sound Corp
filed 2017-11-14
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8861 Villa La Jolla Drive, Unit 12109, La Jolla, California	92039
(Address of principal executive offices)	(Zip Code)

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND AS OF DECEMBER 31, 2016 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED).

PAGES	6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)

Current Assets
Cash	$3,042	$185,026
Prepaid expenses	97,481	62,230
Debt offering costs - net	32,031	42,499
Total Current Assets	132,554	289,755
Property and equipment, net	50,655	61,423
Other Assets
Security deposit	413	413
Total Assets	$183,622	$351,591

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$307,648	$238,594
Accrued expenses	692,196	453,387
Judgement payable	820,321	—
Demand Note	—	20,000
Derivative liability	4,956,605	5,906,940
Convertible note payable, net of debt discount of $832,238 and $1,227,865 respectively	5,188,155	4,369,733
Total Current Liabilities	11,964,925	10,988,654

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
5,000,000 and 0 shares issued and outstanding, respectively	50	50
Common stock, $0.00001 par value; 4,250,000,000 shares authorized,
1,862,959,202 and 935,642,114 shares issued and outstanding, respectively	18,758	9,355
Additional paid-in capital	67,308,177	64,355,387
Treasury stock	(534,575)	(519,575)
Accumulated deficit	(78,573,713)	(74,482,280)
Total Stockholders' Deficit	(11,781,303)	(10,637,063)
Total Liabilities and Stockholders' Deficit	$183,622	$351,591

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	107,721	157,362	319,690	899,267
Consulting	30,000	20,750	92,600	160,582
Professional fees	99,525	57,909	416,404	287,662
Website development	8,700	—	23,700	28,000
Compensation	353,361	198,000	677,361	608,000
Judgement Expense	820,321	—	820,321	—
Total Operating Expenses	1,419,629	434,021	2,350,076	1,983,511

Loss from Operations	(1,419,629)	(434,021)	(2,350,076)	(1,983,511)

Other Income / (Expense)
Other income	—	—	26	36,532
Interest expense	(129,459)	(70,462)	(329,710)	(234,607)
Derivative Expense	(30,579)	(764,557)	(573,751)	(3,269,969)
Amortization of debt offering costs	(19,046)	(21,471)	(81,743)	(79,471)
Loss on debt settlement	—	14,305	(239,203)	(301,965)
Amortization of debt discount	(544,586)	(1,065,142)	(2,200,803)	(3,912,707)
Change in fair value of embedded derivative liability	1,392,436	227,527	1,683,827	303,824
Total Other Income / (Expense)	668,766	(1,679,800)	(1,741,357)	(7,458,363)

Provision for Income Taxes	—	—	—	—

Net Loss	$(750,863)	$(2,113,821)	$(4,091,433)	$(9,441,874)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	1,494,672,259	836,376,412	1,188,458,679	752,906,044

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net Loss	$(4,091,433)	$(9,441,874)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	35,868	60,383
Stock and stock options issued for services	54,600	105,894
Warrants issued for services	—	91,556
Warrants issued to employees - related party	191,361	—
Amortization of intangible assets	—	84,585
Amortization of debt offering costs	81,743	79,471
Amortization of debt discount	2,200,803	3,912,707
Change in fair value of derivative liability	(1,683,827)	(318,129)
Gain on debt extinguishment	—	(35,200)
Derivative Expense	573,751	3,269,969
Changes in operating assets and liabilities:
Cash paid on accrued interest	(4,927)	—
(Increase)/Decrease in prepaid expenses	(35,251)	20,451
Increase accounts payable	69,066	422,180
Increase in accrued expenses	321,373	259,537
Increase in judgement payable	820,321	—
Net Cash Used In Operating Activities	(1,466,552)	(1,488,470)

Cash Flows From Investing Activities:
Purchase of property equipment	(25,100)	(6,398)
Net Cash Used In Investing Activities	(25,100)	(6,398)
Cash Flows From Financing Activities:
Repayment of convertible note	(233,743)	(1,197,096)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	1,578,411	2,550,348
Repayment of note payable	(20,000)	(60,000)
Cash paid on common stock repurchase	(15,000)	—
Net Cash Provided by Financing Activities	1,309,668	1,293,252

Net Decrease in Cash	(181,984)	(201,616)

Cash at Beginning of Year	185,026	211,064

Cash at End of Year	$3,042	$9,448

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,297	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,158,967	$1,129,849
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$1,557,265	$3,365,559
Reclass of convertible debt to demand note	$—	$100,000

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2017 and December 31, 2016.

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

The computation of basic and diluted loss per share for the nine months ended September 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2017	September 30, 2016

Stock Warrants (Exercise price - $0.25 - $.52/share)	19,220,690	18,270,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	2,866,652
Convertible Debt (Exercise price - $0.0004 - $.0007/share)	12,625,229,167	2,791,745,292
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	12,864,782,357	2,937,882,634

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 10,477,741,559 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2017 and December 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2017				December 31, 2016
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	4,956,605	—	4,956,605	—	5,906,940	—	5,906,940

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of September 30, 2017 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $3,271,112 for the nine months ended September 30, 2017, has an accumulated deficit of $77,753,392 as of September 30, 2017, and has negative cash flow from operations of $1,466,552 for the nine months ended September 30, 2017.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of September 30, 2017	As of December 31, 2016

Convertible debt	$6,020,393	$5,597,598
Less: debt discount	(832,238)	(1,227,865)
Convertible debt - net	5,188,155	4,369,733
Demand note	—	20,000
Total current debt	5,188,155	$4,389,733

(A) Convertible Debt

During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company issued convertible notes totaling $1,737,855, less the original issue discount and debt issue costs of $154,444, for net proceeds of $1,578,411 and $3,392,813, respectively.

The convertible notes issued for nine months ended September 30, 2017 and year ended December 31, 2016, consist of the following terms:

The convertible notes issued for nine months ended September 30, 2017 and year ended December 31, 2016, consist of the following terms:

		Nine months ended September 30, 2017 Amount of Principal Raised	Year ended December 31, 2016 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –August 3, 2018	November 4, 2015 –March 10, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,515,900	3,412,400
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	974,359	624,087
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	paid on conversion	127,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	373,555	536,669
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	79,810
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	52,632
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	123,000	—

Convertible Debt	6,020,393	5,597,598
Less: Debt Discount	(832,238)	(1,227,865)
Convertible Debt - net	$5,188,155	$4,369,733

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

During the nine months ended September 30, 2017, the Company converted debt and accrued interest, totaling $1,158,967 into 934,317,088 shares of common stock

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $1,189,849 into 420,556,227 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2016	5,597,598	4% - 10%	November 4, 2015 - March 10, 2018
Borrowings during the nine months ended September 30, 2017	1,737,855	8%
Non-Cash Reclassification of accrued interest converted	77,650
Repayments	(233,743)
Conversion of debt to into 934,317,088 shares of common stock with a valuation of $1,158,967 ($0.00058 - $0.00731/share) including the accrued interest of $77,650	(1,158,967)
Convertible Debt Balance as of September 30, 2017	6,020,393	4% - 8%	November 4, 2015 –August 31, 2018

(B)	Debt Issue Costs

During the nine months ended September 30, 2017, the Company paid debt issue costs totaling $71,275

During the nine months ended September 30, 2016, the Company paid debt issue costs totaling $51,939.

The following is a summary of the Company’s debt issue costs:

	Nine months ended September 30, 2017	Year Ended December 31, 2016

Debt issue costs	$333,898	262,623
Accumulated amortization of debt issue costs	(301,867)	(220,124)

Debt issue costs - net	$32,031	42,499

During the nine months ended September 30, 2017 and 2016 the Company amortized $81,743 and $79,471 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company recorded debt discounts totaling $1,805,178 and $3,313,472, respectively.

The debt discount and the original issue discount recorded in 2017 and 2016 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $2,200,803 and $3,912,707 during the nine months ended September 30, 2017 and 2016, respectively, to amortization of debt discount expense.

	Nine months ended September 30, 2017	Year Ended December 31, 2016

Debt discount	$12,161,572	10,356,394
Accumulated amortization of debt discount	(11,329,334)	(9,128,529)

Debt discount - Net	$832,238	1,227,865

(D) Line of Credit – Related Party

On July 6, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 4%.  As of September 30, 2017, the principal stockholder has not advanced the Company any funds under the terms of this line of credit agreement.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2016 and 2015 and warrants issued in 2016 and 2015. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2016	$5,906,940
Fair value at the commitment date for convertible instruments	2,290,760
Change in fair value of embedded derivative liability for warrants issued	(212,753)
Change in fair value of embedded derivative liability for convertible instruments	(1,471,074)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,170,774)
Change from repayments	(386,494)
Derivative Liability –September 30, 2017	$4,956,605

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the nine months ended September 30, 2017 and 2016 of $573,751 and $3,269,969 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	151%-341.13
Expected term:	0.08 - 3 Years	0.01–1.65 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - 1.01%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -216%
Expected term:	0.08 - 3 Years	0.01–2.40 Years
Risk free interest rate:	0.06% - 1.60%	0.12% - .1.47%

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, respectively, property and equipment is as follows:

	September 30, 2017	December 31, 2016

Website Development	$294,795	$294,795
Furniture and Equipment	143,071	117,971
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	584,588	559,488
Less: accumulated depreciation and amortization	(533,933)	(498,065)
Property and Equipment, Net	$50,655	$61,423

Depreciation/amortization expense for the nine months ended September 30, 2017 and 2016 totaled $35,868 and $60,383, respectively.

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

On October 4, 2017, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 1,000,000,000 shares of common stock from 3,250,000,000 shares of common stock to 4,250,000,000 shares of common stock.

(A)	Common Stock

During the nine months ended September 30, 2017, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	934,317,088	$1,158,967	$0.00058 to- $0.00731
Services - rendered	6,000,000	54,600	$0.0011 - $0.0107
Shares repurchased	(13,000,000)	(15,000)	$.0014
Total shares issued	927,317,088	$1,198,567

During the year ended December 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	420,556,227	$1,189,849	$0.00143 to- $0.01056
Services rendered	12,775,195	115,600	$0.09-$0.013

Patents	80,000,000	1,600,000	$0.02
Total shares issued	513,331,422	$2,905,449

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

Return of Shares and Issuance of Preferred shares

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of September 30, 2017, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	19,970,690	$0.01	2.2
Granted	—
Exercised	—
Cancelled/Forfeited	(750,000)
Balance, September 30, 2017	19,220,690	$0.01	1.5

A summary of all outstanding and exercisable warrants as of September 30, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.41	$—
$0.005	1,000,000	1,000,000	1.65	$—
$0.0029	8,620,690	8,620,690	1.49	$—
$0.006	5,600,000	5,600,000	1.64
$0.12	2,000,000	2,000,000	1.01	$—

	19,220,690	19,220,690	1.5	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2016 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.41	$—
$0.005	1,000,000	1,000,000	1.65	$—
$0.0029	8,620,690	8,620,690	1.49	$—
$0.006	5,600,000	5,600,000	1.64
$0.12	2,000,000	2,000,000	1.01	$—

	19,220,690	19,220,690	1.5	$—

(C) Stock Options

On July 6, 2017, Company's Chief Financial Officer ("CFO"), the Company issued 95,332,500 options to buy common shares of the Company's stock at $0.00253 per share, good for three years to the CFO. The Company recognized an expense of $191,361 for nine months ended September 30, 2017. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends 0%

Expected volatility 178.27%

Expected term 3 Years

Risk free interest rate 0.69%

The following tables summarize all option grants as of September 30, 2017, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2016	2,866,652		$0.13	1.02
Granted	95,332,500		$0.0025	2
Exercised	—		$—	—
Forfeited or Canceled	(2,866,652)		$—	—
Outstanding – September 30, 2017	95,332,500	$	0.0025-	2-
Exercisable – September 30, 2017	95,332,500

NOTE 7         COMMITMENTS

(A) Employment Agreement

On January 31, 2016 Mr. Lloyd Trammell (“Trammell”) submitted a notice of resignation ending employment on March 1, 2016. In connection with Trammell’s resignation a dispute arose between the Company and Trammell concerning Trammell’s desiring to sell 13 million shares of the Company’s stock. The Company filed an action in the Superior court of the State of California, County of San Diego (assigned Case No. 37-2016-00033037-CU-MU-NC) seeking to enjoin or restrict the sale of the Company shares. The lawsuit was settled July 26, 2017 amicably and the Company has agreed to buy back the referenced shares for $15,000. Further, in the event closing of the buyback is delayed by any availability of funds, the Company agrees to pay an additional amount to Trammel equal to $150 per day for each day beyond August 1st 2017 the closing is delayed.

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

On January 21, 2015, the Company filed a patent infringement action against Netflix Inc., Netflix Luxembourg S.a.r.l. and Netflix International B.V. with the District Court of Mannheim, Germany. The asserted patent is the same patent as in the German proceedingsagainst Google Inc. and its subsidiaries. The Complaint alleges that Netflix Inc. and its subsidiaries are offering and transmitting video streams to German customers as part of their video-on-demand business model; the videos being encoded and transmitted in a manner claimed and protected by the patent. The Company primarily seeks a permanent injunction against the Defendants, plus damages and information regarding past infringements. The Company, on or about December 2015 upon advice of counsel, decided withdraw the litigation prior to oral argument, which withdrawal is without prejudice to re-file the lawsuit in the future.

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.  The Company believes that the Order for fees is without merit and has appealed. For the nine months ended September 30, 2017, the Company recorded judgement payable on the balance sheet.

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

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Rackateer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. The parties continue to file motions and are expected to begin the discovery phase of the litigation.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties have begun the discovery phase of the litigation and the Judge has set a status hearing for January 19, 2018.

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

NOTE 9       SUBSEQUENT EVENTS

On October 2, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $200,000.  The line of credit carries an interest rate of 4%. Subsequent to September 30, 2017, the principal shareholder advanced $26,070 to the Company under the terms of the line of credit agreement Dated July 6, 2017 (See Note 3 (D)).

On October 2, 2017, the Company, in exchange for Greg Halpern's consideration issuing the Company a line of credit of $100,000 on July 6, 2017 and another line of credit of $200,000 on October 2, 2017 and for Mr. Halpern's forgiveness of $960,000 of interest owed to Mr. Halpern for his Preferred Shares accrued dividend rate of 8% per annum of his already owned 5 million Series A Convertible Preferred Shares, the Board deemed it proper to grant Mr. Halpern an additional 800,000,000 shares of the Company's common stock, which at Mr. Halpern's election he may convert into 5,000,000 additional Series A Convertible Preferred Shares with the same voting rights and percentages as his previously granted and owned 5,000,000 Series A Convertible Preferred Shares.

October 4, 2017, the Company’s Board approved the adoption of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which authorizes an increase in the number of authorized shares of Common Stock from 3,250,000,000 shares of Common Stock to 4,250,000,000 shares of common stock.

On October 10, 2017 the Company converted a total of $43,803.73 in convertible debt comprised of principal and interest into 74,878,171 common shares.

On October 12, 2017 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2018 through December 31, 2018. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on January 2, 2018, (ii) $7,500 on March 31, 2018, (iii) $7,500 on June 30, 2018, and (iv) $7,500 on October 31, 2018.

On October 20, 2017, the Company entered into an agreement with Power Up Lending Group, LTD to issue up to $78,000 in a convertible note. The note matures on July 30, 2018 and bears an interest charge of 12%. The conversion price equals the “Variable Conversion Price”, which is 61% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after nine months. The Company received $75,000 proceeds on October 25, 2017.

On October 31, 2017 the Company converted a total of $38,359 in convertible debt comprised of principal and interest into 84,306,000 common shares.

On November 8, 2017, the Company, at Greg Halpern's election, converted 800,000,000 shares of Common Stock into 5,000,000 Series A Convertible Preferred Shares representing 33.4% of the Company’s voting rights and control adding to Halpern’s existing 33.4% holdings, equaling 66.8% of the Company’s total voting rights and control.

On November 8, 2017, the principal shareholder advanced $9,000 additional capital to the Company under the terms of the line of credit agreement Dated July 6, 2017.

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

For the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	107,721	157,362	319,690	899,267
Consulting	30,000	20,750	92,600	160,582
Professional fees	99,525	57,909	416,404	287,662
Website development	8,700	—	23,700	28,000
Compensation	353,361	198,000	677,361	608,000
Judgement Expense	820,321	—	820,321	—
Total Operating Expenses	1,419,629	434,021	2,350,076	1,983,511

Loss from Operations	(1,419,629)	(434,021)	(2,350,076)	(1,983,511)

Other Income / (Expense)
Other income	—	—	26	36,532
Interest expense	(129,459)	(70,462)	(329,710)	(234,607)
Derivative Expense	(30,579)	(764,557)	(573,751)	(3,269,969)
Amortization of debt offering costs	(19,046)	(21,471)	(81,743)	(79,471)
Loss on debt settlement	—	14,305	(239,203)	(301,965)
Amortization of debt discount	(544,586)	(1,065,142)	(2,200,803)	(3,912,707)
Change in fair value of embedded derivative liability	1,392,436	227,527	1,683,827	303,824
Total Other Income / (Expense)	668,766	(1,679,800)	(1,741,357)	(7,458,363)

Provision for Income Taxes	—	—	—	—

Net Loss	$(750,863)	$(2,113,821)	$(4,091,433)	$(9,441,874)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	1,494,672,259	836,376,412	1,188,458,679	752,906,044

For the three months ended September 30, 2017 and 2016.

General and Administrative Expenses: Our general and administrative expenses were $107,721 for the three months ended September 30, 2017 and $157,362 for the three months ended September 30, 2016, representing a decrease of $49,641, or approximately 32%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $30,000 for the three months ended September 30, 2017 and $20,750 for the three months ended September 30, 2016, representing an increase of $9,250, or approximately 45%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $99,525 for the three months ended September 30, 2017 and $57,909 for the three months ended September 30, 2016, representing an increase of $46,616 or approximately 72%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $353,361 for the three months ended September 30, 2017 and $198,000 for the three months ended September 30, 2016, representing a increase of $155,361, or approximately 78%, as a result of our expensing of monthly compensation to our management and employees and options granted to the the Company’s CFO.

Judgement: Our Judgement expense was $820,321 for the three months ended September 30, 2017 and $0 for the three months ended September 30, 2016, representing an increase of $820,321, or approximately 100%, as a result of the court issued order on September 25, 2017.

Net Loss: Our net lossfor the three months ended September 30, 2017 was $750,863. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreasedas a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt and the increase in judgement expense.

For the nine months ended September 30, 2017 and 2016.

General and Administrative Expenses: Our general and administrative expenses were $319,690 for the nine months ended September 30, 2017 and $899,267 for the nine months ended September 30, 2016, representing a decrease of $579,577, or approximately 65%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $92,600 for the nine months ended September 30, 2017 and $160,582 for the nine months ended September 30, 2016, representing a decrease of $67,982, or approximately 42%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $416,404 for the nine months ended September 30, 2017 and $287,662 for the nine months ended September 30, 2016, representing an increase of $128,742 or approximately 45%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $677,361 for the nine months ended September 30, 2017 and $608,000 for the nine months ended September 30, 2016, representing a increase of $69,361, or approximately 11%, as a result of our expensing of monthly compensation to our management and employees.

Judgement: Our Judgement expense was $820,321 for the nine months ended September 30, 2017 and $0 for the nine months ended September 30, 2016, representing an increase of $820,321, or approximately 100%, as a result of the court issued order on September 25, 2017.

Net Loss: Our net loss for the nine months ended September 30, 2017 was $4,091,433. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt and the increase in judgement expense.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2017 and 2016, were $0 and $0, respectively. We have an accumulated deficit of $78,573,713 for the period from December 9, 2005 (inception) to September 30, 2017, and have negative cash flow from operations of $1,466,552 for the nine months ended September 30, 2017.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2017, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the nine months ended September 30, 2017:

During the nine months ended September 30, 2017 and December 31, 2016, the Company issued convertible notes totaling $1,737,855 and $3,392,813, respectively.

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

On July 6, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 4%.  As of September 30, 2017, the principal stockholder has not advanced the Company any funds under the terms of this line of credit agreement.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up tothe amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended September 30, 2017 and 2016, respectively.

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

As part of the impairment test, the Company reviewed its' initial useful life analysis, in reference to their technology, and updated this analysis with factors that existed at the time of the impairment testing and determined that nothing had occurred in the marketplace that would change their initial determination of the useful life of their technology. The analysis included researching known technological advances in the marketplace and determining if those advances which are similar to the Company's products would limit the useful life of the asset. The Company believes that the technological advances in the marketplace are geared to developing different playback devices and the implementation of technology that is similar to the Company's technology. Thus, the Company concluded that their technologyrights continue to have an indefinite useful life. However, it is understood that technological advancements could happen in the future that would limit the useful life of their technology.  If a technology was created in the future that would limit the useful life of the technology, the Company would be required to update their impairment testing to include a useful life determination of the technology and may be required to record impairment charges at some time in the future.

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

Below is a summary of our capital-raising activities for the nine months ended September 30, 2017 and underlying terms:

On July 6, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 17,574,692 shares based on a conversion price of $0.00114 per share (See Note 6).

On July 10, 2017, the Company entered into a conversion agreement with Lucas Hoppel relating to a convertible promissory note dated December 5, 2016, with the original principal amount of $78,750 for 20,000,000 shares based on a conversion price of $0.00117 per share (See Note 6).

On August 3, 2017, the Company entered into a conversion agreement with Lucas Hoppel relating to a convertible promissory note dated December 5, 2016, with the original principal amount of $78,750 for 10,000,000 shares based on a conversion price of $0.00091 per share (See Note 6).

On August 11, 2017, the Company entered into a conversion agreement with Lucas Hoppel relating to a convertible promissory note dated December 5, 2016, with the original principal amount of $78,750 for 13,955,882 shares based on a conversion price of $0.00068 per share (See Note 6).

On August 23, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 30,769,231 shares based on a conversion price of $0.00065 per share (See Note 6).

On September 15, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 34,188,034 shares based on a conversion price of $0.00059 per share (See Note 6).

On September 19, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 68.376.068 shares based on a conversion price of $0.00059 per share (See Note 6).

On September 20, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 72,649,573 shares based on a conversion price of $0.00058 per share (See Note 6).

On September 19, 2017, the Company entered into a conversion agreement with Eagle Equities, LLC relating to a convertible promissory note dated December 2, 2016, with the original principal amount of $147,000 for 49,535,043 shares based on a conversion price of $0.00058 per share (See Note 6).

On July 27, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated November 22, 2016, with the original principal amount of $120,000 for 49,899,976 shares based on a conversion price of $0.00065 per share (See Note 6).

On August 22, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated November 22, 2016, with the original principal amount of $120,000 for 65,220,646 shares based on a conversion price of $0.00084 per share (See Note 6).

On September 18, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated June 27, 2017 with the original principal amount of $171,250 for 61,813,846 shares based on a conversion price of $0.00058 per share (See Note 6).

On September 26, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated December 1, 2016, with the original principal amount of $100,000 for 45,612,581 shares based on a conversion price of $0.00058 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 6/30/17 issued to Power Up Lending Group LTD.
10.2	Convertible Redeemable Note, Dated 5/1/17 issued to GS Capital Partners, LLC
10.3	Convertible Redeemable Note, Dated 5/19/17 issued to LG Capital Funding, LLC.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)