Form 10-K
period 2017-12-31
Max Sound Corp
filed 2018-03-30
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number  000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8861 Villa La Jolla Drive, Unit 12109 La Jolla, California	92039
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2018 was approximately $1,835,800.

As of March 26, 2018, there were 3,715,287,050 shares issued and outstanding.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	10
ITEM 2.	PROPERTIES	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	MINE SAFETY DISCLOSURES	10

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, the Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $819,626.  The Company believes that the Order for fees is without merit and has appealed. For the twelve months endedDecember 31, 2017, the Company recorded judgement payable on the balance sheet.

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

On November 29, 2016, MAXD announced that it entered into an agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL) that resolves their dispute over the international Optimized Data Transmission (ODT) patent portfolio previously owned by Vedanti. The agreement further provides that VLL and MAXD will become co-owners of the pioneering portfolio. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany. The Company continues to pursue its litigations against Google.

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

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. The parties continue to file motions and are expected to begin the discovery phase of the litigation.

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

The Company is marketing MAX-D on the basis that it is to audio what HD is to video.  MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them. The Company believes that the MAX-D HD is better for a consumers hearing than today’s highly compressed audio and anticipate that continued research and development will support the Company’s position. In numerous consumer audio tests, MAXD-D HD sounded better to consumers than high-resolution WAV files. Importantly, MAX-D HD remains one tenth the size of a WAV file, and in the Company’s opinion offers more clarity, dimension, articulation and impact in every range of the audio spectrum to the listener.  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

The Company maintains an efficient staff of four, including employees and sub-contractors, which has established business relationships with the leading companies in the Smartphone, Tablet, Chip, Music and Consumer Retail business. The Company is executing its “Go To Market” strategy and sales programs to solve the degraded compressed audio issues plaguing the audio currently being consumed. These companies dominate the multi-media and electronics technology arena providing audio delivery across all channels of the exploding smartphone tablet device phenomenon.

Qualcomm

The Company is currently working under its existing license with Qualcomm to develop a new chip application that improves voice transmission on mobile devices and has great potential as a revenue share arrangement with many Qualcomm OEM’s by providing a better experience to consumers and a competitive marketing advantage globally.  The license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice. The Company believes MAXD Voice will be ready for product demonstration in Q2.

Optimized Data Transmission (ODT)

In November 2016, MAXD announced that it entered into an agreement with Vedanti Systems Limited and Vedanti Licensing Limited (VLL), which provides that VLL and MAXD will become co-owners of the pioneering ODT portfolio. This patent portfolio consists of patents in the following countries: The United States, Australia, Austria, Cyprus, Denmark, Spain, Finland, France, Ireland, Italy, Luxembourg, Monaco, Portugal, Sweden, Turkey, Belgium, Switzerland/ Liechtenstein, United Kingdom, Greece, Netherlands and Germany.

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

About MAX-D HD Audio:

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

MAX-D Benefits:Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth; High-resolution audio reproduction with an omni-directional sound field using only two speakers; “Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and More realistic “live performance” quality of all recordingswith optimal dynamic range, bass response and overall clarity.

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

MAX-D App:

In 2017, the Company continued to grow its Mobile App user base (with no dedicated marketing budget being employed). As of December 31, 2017 we had over 650,000 subscribers on the free version of our HD Audio App for MP3’s on Android and Apple, which supports iPhones and iPads.

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

MAX-D Dynamic Software Module: Max Sound has delivered and is working to implement an application programming interface (“API”)for all Internet applications to process all audio/video content streamed or downloaded by consumers. Viable target candidates within the next 24 months include streaming movie and music services. Companies selling downloaded MP3’s are also expected to find immense value in our technology due to their dominance in web-based audio and video. This Module is a lossless dynamic process requiring no destructive encoding or decoding and needs no additional hardware or critical monitoring stage after processing.  In addition, no specialized decoder is necessary on any audio system.

Technology

MAX-D is a unique approach to processing sound, based on the physics of acoustics rather than electronics. Remarkably simple to deploy, MAX-D is a technology that dramatically raises the standard for sound quality, with no corresponding increase in file size or transmission channel bandwidth.   This is accomplished by processing audio with our proprietary, patent-pending process. This embedded and duplicating format either remains the same, or can be converted to whatever format the user desires, while retaining unparalleled fidelity and dynamic range.

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

Intellectual Property

Max-D and HD Audio technologies and designs are Patented, Patents Pending and Trademarked. The Company currently owns Patent No. 9300262, Audio Processing Application for Windows, which was published on November 12, 2015 and then unlawfully assigned to Adli Law Group. Adli Law Group states that the patent has been reassigned to the Company, notwithstanding, the Company is pursuing damages against Adli Law Group. On February 8, 2011, the words “Max Sound” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705.On June 13, 2017, the U.S. Patent and Trademark office Company was granted a “Biometric audio security” patent to the Company under Serial Number 9,679,427. On June 2, 2015, the words “HD Audio” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 86395458 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

The Company has a total of 24 patents issued or pending for its technologies, with 18 patents issued and 6 patents pending.

Research and Development

The Company is entering into the licensing phase of the MAX-D HD Audio Technologies. The Company is working with strategic partners who are now integrating or assisting with the development of the Company’s application on their respective platforms. The Company’s development team is concentrating on enhancing the existing MAX-D HD, and is also developing additional API interfaces to include 32 and 64 bit options. The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including audio hardware such as speakers and audio receivers including car smart head units. In 2014, the Company completed testing for industry the MAX-D HD Audio boxes and the MAXD –D Accurate Voice. Significantly, in 2015 the Company achieved breakthroughs in the software development of MAX-D HD for Android OS, Windows OS, Apple OS, a universal MAX-D API and development activities relating to the build-out for the Company’s App for Windows Linux and IOS, as well as the MAX-D’s 300 KB API.

Blockchain and Cryptocurrency

The Company has been researching how to potentiality enter into the blockchain and cryptocurrency marketplace to promote its MAX-D HD Audio Technologies. The Company anticipates participating in the space via use of an Issuer's post Initial Coin Offering(“ICO”) blockchain project where the tokens/coins have already become tradable primarily through various secondary exchanges in the market. These potential Issuer partnerships would remove both the costs and potentially securities regulations of the Company although the Securities and Exchange Commission (“SEC”) is contemplating regulating the cryptocurrency marketplace; specifically deeming cryptocurrency a “security” that must be registered with the SEC prior to any general offering. The Company is exploring the creation of its own coin that would permit the Company to participate in this new form of digital currency and potentially expose MAX-D Technologies to a much greater audience. At this time, however, the Company cannot predict or make any projections associated with entering this particular marketplace, but as stated above, is in the exploratory phase.

The Company believes it is poised to enter the digital coin industry by using its already successful MAXD App while partnering and developing other Apps in lifestyle, talent discovery, mindfulness and other social experiences as a means to “airdrop” issuer’s free tokens or coins in free promotional giveaways to consumers. In so doing, coin Issuers would have a means to bring attention for their coins, while the Company could benefit from using these coins to grow the user base of its Apps and Technologies and can then monetize those users. At this time, however, the Company can give no assurances that it will enter the cryptocurrency space until it conducts further exploration from a business and SEC regulatory standpoint.

Employees

As of December 31, 2017, we had 4 employees, of which all were full-time. Since that time, the Company had reduced its overhead and staff by 0 employees.

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

Over the next twelve months, our focus will be on achieving and implementing the following:

·	The marketing of the MAX-D Apple iOS APP for smartphones into the direct consumer market. This includes the ability to upgrade to a paid version and stream content through the MAX-D Apps.
·	MAX-D is available to Qualcomm OEM’s through the Hexagon program. We will seek adoption of the MAX-D HD Audio Technology by Qualcomm’s OEMs focusing on improving the Cellular voice call on mobile devices.
·	Settle one or more of our ongoing litigations.

Long-Term Goals

·	Increase Max Sound’s customer base substantially producing large consumer adoption and branding.
·	Make a financial return on the investments of the last year, with increased sales and reduction of indirect costs, to become cash flow positive and then profitable in 2018.
·	Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.
·	Begin licensing our co-owned ODT Technology to the 1,200 largest current infringers of the technology.

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

ITEM 2.         PROPERTIES.

Office Arrangements and Operational Activities

In November 2010, we leased our MAX-D post-production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease is for two years with one-year renewable options. On February 5, 2016, the Company closed the Santa Monica office space located at 2902A Colorado AvenueSanta Monica, CA 90404 centralizing its new address of record at 8861 Villa La Jolla Drive, Unit 12109, La Jolla, California, 92039.

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

Price

	High	Low
2017
First quarter	$.0175	$.007
Second quarter	$.008	$.0017
Third quarter	$.0028	$.001
Fourth quarter	$.0017	$.00006

2016
First quarter	$.05	$.0026
Second quarter	$.01	$.0032
Third quarter	$.03	$.0030
Fourth quarter	$.03	$.0104

Holders

As of December 31, 2017, in accordance with our transfer agent records, we had 2612 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

None.

Stock Option Grants

See NOTE 6 - STOCKHOLDERS’ EQUITY, Section 2(c)

Recent Sales of Unregistered Securities

On October 5, 2017, the Company entered into a conversion agreement with The Vechery Family Trust DTD 10/9/84 relating to a convertible promissory note dated October 7, 2015, with the original principal amount of $1,000,000 for 32,000,000 shares based on a conversion price of $0.00065 per share (See Note 6).

On October 10, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated December 1, 2016, with the original principal amount of $100,000 for 74,878,171 shares based on a conversion price of $0.00059 per share (See Note 6).

On October 31 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated January 5, 2017, with the original principal amount of $147,000 for 84,306,000 shares based on a conversion price of $0.00045 per share (See Note 6).

On December 8, 2017, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated January 5, 2017, with the original principal amount of $147,000 for 84,964,989 shares based on a conversion price of $0.00045 per share (See Note 6).

On December 14, 2017, the Company entered into a conversion agreement with Iliad Research & Trading, LP relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 18,974,359 shares based on a conversion price of $0.00045 per share (See Note 6).

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2018.

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

Results of Operations

For the year ended December 31, 2017 and for the year ended December 31, 2016:

General and Administrative Expenses: Our general and administrative expenses were $371,720 for the year ended December 31, 2017 and $2,570,816 for the year ended December 30, 2016, representing a decrease of $2,199,096, or approximately 86%,as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $126,950 for the year ended December 31, 2017 and $191,332 for the year ended December 31, 2016, representing a decrease of $64,382, or approximately 34%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $551,469 for the year ended December 31, 2017 and $410,621 for the year ended December 31, 2016, representing an increase of $140,848 or approximately 34%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $839,361 for the year ended December 31, 2017 and $782,000 for the twelve months ended December 31, 2016, representing an increase of $57,361, or approximately 7%, as a result of our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Judgment: Our Judgment expense was $888,821 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016, representing an increase of $888,821, or approximately 100%, as a result of the court issued order on September 25, 2017.

Net Loss: Our net loss for the twelve months ended December 31, 2017 was $6,960,142. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt and the increase in judgment expense.

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2017 and 2016, were $0 and $0, respectively. We have an accumulated deficit of $81,442,422 for the period from December 9, 2005 (inception) to December 31, 2017, and have negative cash flow from operations of $1,723,552 for the twelve months ended December 31, 2017.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2017, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the quarter ended December 31, 2017:

On October 20, 2017, the Company entered into an agreement whereby the Company will issue up to $78,000. The note matures on June 30, 2018 and bears an interest charge of 12%. The conversion price equals the “Variable Conversion Price”, which is 61% of the average of the three lowest trading prices for the common stock during the ten trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $75,000 of proceeds on October 25, 2017.

On November 13, 2017, the Company entered into an agreement whereby the Company will issue up to $105,000. The note matures on November 13, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $100,000 of proceeds on November 15, 2017.

On December 8, 2017, the Company entered into an agreement whereby the Company will issue up to $52,000. The note matures on December 8, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the common stock during the ten trading day period prior to the conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $45,830 of proceeds on December 15, 2017.

During the twelve months ended December 31, 2017 and December 31, 2016, the Company issued convertible notes totaling $1,799,264 and $3,187,148, respectively.

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

In 2015, the Company has received from Mr. Halpern additional net advances on the established lines of credit in the amount of $264,000 of which it has repaid $536,000.  As of December 31, 2016, the balance including accrued interest on the line of credit is $473. During the year ended December 31, 2016 the line of credit balance of $473 was repaid and the remaining balance is $0.  This further demonstrates our Chairman’s ongoing commitment to continue financing the Company’s needs.  While the Company expects to have ongoing needs for additional financing, the amount of those needs are not clearly established as the Company moves forward.

During the year ended December 31, 2016, the principal stockholder was repaid $536,000.  As of December 31, 2016, the line of credit balance including accrued interest totaled $473.

In the event that we are unable to obtain additional financing and/or funding or Mr. Halpern either fails to extend us more financing, declines to loan additional cash, declines to fund the line of credit, or declines to defer his salary payments, we will no longer be able to continue to operate and will have to cease operations unless we begin to generate sufficient revenue to cover our costs.

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000.  The line of credit carries an interest rate of 4%.  As of December 31, 2017, the principal stockholder has advanced $32,450 to the Company funds under the terms of this line of credit agreement.  For the year ended December 31, 2017 the Company recorded accrued interest of $306 (See Note 3 (D)).

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

In November 2016, the FASB issued ASU No. 2016-18, ("ASU 2016-18") Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended December 31, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition.  If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.  For the year ended December 31, 2016, the Company completed an impairment analysis on its' long-lived assets, their technology rights, and determined that no impairment was necessary.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on $16,796,237 of intangible assets. For the year ended December 31, 2017 and December 31, 2016, $0 and $1,008,036, respectively impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market. For the year ended December 31, 2017, the intangible asset is fully impaired and the remaining balance is $0.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2017 and 2016.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Max Sound Corporation (the “Company”) as of December 31, 2017 and 2016, the related statements of loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2017, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Anton & Chia, LLP
We have served as the Company’s auditor since 2015.
Newport Beach, California March 30, 2018

Max Sound Corporation

Financial Position

ASSETS

	December 31, 2017	December 31, 2016
Current Assets
Cash	$745	$185,026
Prepaid expenses	59,730	62,230
Total Current Assets	60,475	247,256
Property and equipment, net	44,063	61,423
Other Assets
Security deposit	—	413
Total Other Assets	—	413
Total Assets	$104,538	$309,092
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$399,761	$238,594
Accrued expenses	814,930	453,387
Accrued expenses - related party	43,000	—
Judgement payable	819,626	—
Demand Note	—	20,000
Line of credit - related party	34,156	—
Derivative liability	5,909,121	5,906,940
Convertible note payable, net of debt discount of $564,120 and $1,227,865, and related debt issue costs of $25,562 and $42,499, respectively	5,474,816	4,327,234
Total Current Liabilities	13,495,410	10,946,155
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 5,000,000 shares issued and outstanding, respectively	100	50
Common stock, $0.00001 par value; 4,250,000,000 shares authorized,
2,158,961,689 and 935,642,114 shares issued and outstanding, respectively	21,718	9,355
Additional paid-in capital	68,564,307	64,355,387
Treasury stock	(534,575)	(519,575)
Accumulated deficit	(81,442,422)	(74,482,280)
Total Stockholders' Deficit	(13,390,872)	(10,637,063)
Total Liabilities and Stockholders' Deficit	$104,538	$309,092

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Operations

	For the Years Ended,
	December 31, 2017	December 31, 2016

Revenue	$—	$—

Operating Expenses
General and administrative	371,720	2,570,816
Consulting	126,950	191,332
Professional fees	551,469	410,621
Website development	28,700	30,400
Compensation	839,361	782,000
Judgement payable	888,821	—
Total Operating Expenses	2,807,021	3,985,169

Loss from Operations	(2,807,021)	(3,985,169)

Other Income / (Expense)
Other income	26	35,220
Impairment of intangible asset		(1,008,036)
Interest expense	(1,399,786)	(350,507)
Derivative Expense	(639,224)	(3,833,224)
Amortization of debt offering costs	(96,338)	(93,449)
Gain/(Loss) on debt settlement	(239,203)	1,298,811
Amortization of debt discount	(2,647,357)	(4,743,820)
Change in fair value of embedded derivative liability	868,761	1,492,926
Total Other Income / (Expense)	(4,153,121)	(7,202,079)

Provision for Income Taxes	—	—

Net Loss	$(6,960,142)	$(11,187,248)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	1,404,057,270	784,804,815

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Changes in Stockholder’s Equity

Years Ended December 31, 2017 and 2016

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)
Balance, December 31, 2015	5,000,000	$50	—	$—	422,310,693	$4,222	$58,052,946	$(63,295,032)	$(519,575)	$(5,757,389)
Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	420,556,227	4,206	1,185,826	—	—	1,190,032
Common stock issued for services ($0.009/sh) - related party	—	—	—	—	12,000,000	120	105,480	—	—	105,600
Common stock issued in exchange for accounts payable ($0.01/sh)	—	—	—	—	775,195	8	9,992	—	—	10,000
Common stock issued in exchange for settlement ($0.02/sh)	—	—	—	—	80,000,000	800	1,599,200	—	—	1,600,000
Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	3,401,943	—	—	3,401,943
Net loss for the year ended December 31, 2016	—	—	—	—	—	—	—	(11,187,248)	—	(11,187,248)
Balance, December 31, 2016	5,000,000	$50	—	$—	935,642,115	$9,355	$64,355,387	$(74,482,280)	$(519,575)	$(10,637,063)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	1,229,440,607	12,294	1,296,949	—	—	1,309,243

Common stock issued for services ($0.009/sh) - related party	—	—	—	—	6,878,968	69	54,531	—	—	54,600
Common stock issued in exchange for accounts payable ($0.01/sh)	—	—	—	—	—	—	—	—	—	—
Common stock issued in exchange accrued interest - related party ($0.0012/sh)	—	—	—	—	800,000,000	8,000	952,000	—	—	960,000
										—
Preferred stock issued in exchange for common stock - related party	5,000,000	50			(800,000,000)	(8,000)	7,950			(0)
Buyback of common shares	—	—	—	—	(13,000,000)	—	—	—	(15,000)	(15,000)
Warrants issued to services to related party	—	—	—	—	—	—	191,361	—	—	191,361
Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	1,706,129	—	—	1,706,129
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	(6,960,142)	—	(6,960,142)
Balance, December 31, 2017	10,000,000	$100	—	$—	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$(534,575)	$(13,390,872)

See Accompanying notes to financial Statements

Statement of Cash Flows

	For the Years Ended,
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Loss	$(6,960,142)	$(11,187,248)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	42,459	76,726
Stock and stock options issued for services	54,600	105,600
Stock issued in exchange of a patent	—	1,600,000
Warrants issued for services	—	91,531
Amortization of intangible assets	—	84,585
Amortization of debt offering costs	96,338	93,449
Amortization of debt discount	2,647,357	4,743,820
Impairment of intangible asset	—	1,008,036
Change in fair value of derivative liability	(868,761)	(1,492,926)
Loss on debt extinguishment	—	(1,648,966)
Derivative Expense	639,229	3,833,224
Changes in operating assets and liabilities:
Cash paid on accrued interest	(4,927)
Decrease in prepaid expenses	2,500	20,451
Increaseaccounts payable	161,169	455,289
Increase in accrued expenses	451,925	378,178
Increase in accrued expenses – related party	43,306	—
Increase in judgement payable	819,626	—
Net Cash Used In Operating Activities	(7,723,552)	(1,838,251)

Cash Flows From Investing Activities:
Purchase of property equipment	(25,100)	(7,186)
Net Cash Used In Investing Activities	(25,100)	(7,186)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	48,500	—
Repayment from stockholder loans / lines of credit	(15,000)	(473)
Repayment of convertible note	(233,743)	(1,287,276)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	1,799,264	3,187,148
Repayment of note payable	20,000	(80,000)
Cash paid on common stock repurchase	15,000	—
Net Cash Provided by Financing Activities	1,564,371	1,819,399

Net Decrease in Cash	(184,281)	(26,038

Cash at Beginning of Year	185,026	211,064

Cash at End of Year	$745	$185,026

Supplemental disclosure of cash flow information:

Cash paid for interest	$4,297	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$1,309,243	$1,190,029
Conversion of common to preferred stock	$8,000	$—
Settlement of accounts payable through issuance of common stock	$—	$10,000
Reclass of convertible debt to demand note	$—	$100,000

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of twelve months or less at the time of purchase to be cash equivalents. As of December 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2017 and December 31, 2016.

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

 (H) Identifiable Intangible Assets

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process, which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on its of intangible assets. For the year ended December 31, 2016 the balance of the intangible assets is $0. For the year ended December 31, 2017 and 2016, $0 and $1,008,035, respectively, impairment loss has been recorded due to a change in business model, this being significantly impacted by the impairment of Liquid Spins assets, as digital music sales are no longer relevant in today’s market for the following assets:

	Cost, net	Impairment Loss	Amortization for year ended December 31, 2016	Balance as of December 31, 2016
Trademarks	$7,500,000	$(7,434,782)	(65,219)	—
Distribution rights	7,372,561	(7,372,561)	—	—
Licensing Rights	1,923,401	(1,904,037)	(19,364)	—
Other	275	(272)	(2)	—
	$16,796,237	(16,711,652)	(84,585)	—

As of December 31, 2017 and December 31, 2016, $0 and $869,581, respectively, of costs related to registering a trademark and acquiring technology rights [audio technology known as Max Audio Technology (MAXD)] have been capitalized. It has been determined that the trademark and technology rights have an indefinite useful life and are not subject to amortization. However, the trademark and technology rights will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $804,363 and $6,630,419 that is recorded as impairment loss on intangible asset for the year ended December 31, 2016 and 2015, respectively.

On November 15, 2012, the Company acquired the rights to assets and audio technology known as Liquid Spins, Inc. through a share exchange, whereby the Company issued 24,752,475 shares of common stock for their rights in Liquid Spins technology. As of December 31, 2017 and December 31, 2016, $0 and $0, respectively, of costs related to this intangible remain capitalized. The technology was placed in service on August 23, 2013 with a useful life of 10 years. During 2015, the Company reviewed the intangible asset for impairment and determined that certain items had been impaired due to obsolescence. During 2015 fiscal year, a $7,372,562 impairment loss was recorded against certain Distribution Rights acquired during 2012 fiscal year.

On May 19, 2014, the Company entered into an agreement with VSL Communications to acquire the rights to intellectual property titled “Optimized Data Transmission System and Method” (“ODT”) through a cash payment of $500,000 in addition to a share issuance, whereby the Company issued 10,000,000 shares of common stock, valued at $1,000,000 ($0.10/share). In exchange, the Company received a perpetual, exclusive, worldwide license to the ODT technology for all fields of use. In addition, the Company issued 1,000,000 shares of common stock, valued at $120,000 ($0.12/share), as compensation for the introduction and identification of a seller based on the agreement dated April 10, 2014. As of December 31, 2017 and December 31, 2016, $0 and $187,830, respectively, of costs related to the “ODT” intangible asset remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $173,412 for the year ended December 31, 2016 and $1,432,170 that is recorded as impairment loss on intangible asset for the year ended December 31, 2016 for total impairment loss of $1,620,000. In connection with this agreement, the Company is obligated to make an additional five (5) payments totaling $1,000,000 to be made every 30 days, with the thirty (30) day periods to be waived if fund raising occurs on an anticipated faster time line. The payments of additional cash are contingent on the following funding criteria:

●	The Company shall pay set increments of cash based on a percentage of gross funds received through funds raised.
●	The Company shall pay 20% of such monies as soon as they are received.

In connection with the acquisition agreements entered on May 19, 2014 to acquire “Optimized Data Transmission System and Method” (“ODT”), we recorded a liability and expensed $1,096,501 royalty cost for funds raised through December 31, 2016

The Company shall act as the exclusive agent to facilitate and negotiate any opportunities on behalf of ODT to Companies, Organizations and other qualified entities. Upon any closing, ODT shall receive 50% of gross dollars and the Company shall receive the other 50% at the time of a completion of any transaction opportunity, including legal settlements after subtracting applicable contingent legal fees. The term of the agreement is for the life of the acquired intellectual property. As a result of this review, the Company recorded an impairment loss of $6,630,419 on intangible asset during the year ended December 31, 2016

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc. and its subsidiaries, YouTube, LLC and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited, a subsidiary of VSL.  The patent infringement complaint was brought in U.S. District Court for the District of Delaware and the trade secret suit was filed in Superior Court of California, County of Santa Clara.  The lawsuits contend that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The complaints allege that soon after the two companies initiated negotiations, Google began implementing Vedanti's technology into its own WebM/VP8 video codec without informing Vedanti, and without compensating Vedanti for its use.  Plaintiffs are seeking a permanent injunction against Google, compensatory damages, as well as treble damages. As exclusive agent to VSL to enforce all rights with respect to the subject technology, the Company has hired Grant & Eisenhofer, PA to represent the Company and VSL in the suits. On November 24, 2015 the District Court entered an order granting the Google defendants’ motion to dismiss. The Company timely filed its notice of appeal with the appeals court on February 22, 2016. The two issues on appeal are, (i) whether the district court erred by granting the Google defendants’ motion to dismiss the Company’s lawsuit on the ground that the Company lacked standing to sue the Google defendants for infringement of the 339 patent, and (ii) whether the district court erred by denying the Company’s motion for leave to amend the complaint and add as a party VSL, a former licensee of the 339 patent to cure any defect in prudential standing to the extent VSL is a necessary party. These cases will be vigorously prosecuted and the Company believes it has a good likelihood of success.

On May 22, 2014, the Company entered into a five (5) year agreement to acquire the rights to intellectual property titled “Engineered Architecture” (“EA Technology”) through a cash payment of $50,000 in addition to a share issuance, whereby the Company issued 4,000,000 shares of common stock, valued at $394,000 ($0.0985/share). In exchange, the Company received for the term of the agreement, the exclusive worldwide right to use the EA Technology. As of December 31, 2017 and December 31, 2016, $0 and $29,901, respectively of costs related to this intangible remains capitalized. The technology will be reviewed for impairment annually or more frequently if impairment indicators arise. As a result of this review, the Company recorded an impairment loss of $$29,901 and $268,223 on intangible asset for the year ended December 31, 2016 and 2015, respectively.

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

(I) Impairment of Long-Lived Assets and Intangible Assets with Definite Life

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. The Company recorded $0 and $1,008,035 in impairment of the intangible asset for the year ended December 31, 2017 and the year ended December 31, 2016, respectively. As of December 31, 2016 the intangible assets were fully impaired.

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

The computation of basic and diluted loss per share for the twelve months ended December 31, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2017	December 31, 2016

Stock Warrants (Exercise price - $0.25 - $.52/share)	19,220,690	19,970,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	2,866,652
Convertible Debt (Exercise price - $0.0006 - $.004810/share)	8,399,417,649	785,426,924
Series A Convertible Preferred Shares ($0.0/share)	125,000,000	125,000,000

Total	8,763,970,809	933,264,266

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 6,672,932,498 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2017	2016

Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences
Net Operating Loss Carryforward	9,307,403	7,706,258
Valuation allowance	(9,307,403)	(7,706,258)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2017	2016
Expected income tax recovery (expense) at the statuary rate of 27.64%	$(1,923,505)	$(3,091,708)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	181,294	607,736
Tax effect of differences in the timing of deductibility of items for income tax purposes:	141,066	915,809
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	1,601,145	1,568,163

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2036.

The net change in the valuation allowance for the year ended December 31, 2017 and 2016 was an increased/ (decreased) of $1,601,145 and $1,568,145, respectively.

The components of income tax expense related to continuing operations are as follows:

	2017	2016
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—
	$—	$—

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

In November 2016, the FASB issued ASU No. 2016-18, ("ASU 2016-18") Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2017 and December 31, 2016, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2017				December 31, 2016
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	5,909,121	—	5,909,121	—	5,906,940	—	5,906,940

(N) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on thedate of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of December 31, 2017 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $6,960,142 for the twelve months ended December 31, 2017, has an accumulated deficit of $81,442,422 as of December 31, 2017, and has negative cash flow from operations of $1,723,552 for the year ended December 31, 2017.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2018 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	December 31, 2017	December 31, 2016

Line of credit - related party	34,156	$—

Convertible debt	6,112,938	5,597,598
Less: debt discount	(610,686)	(1,227,865)
Less: debt issue costs	(27,436)	(42,499)
Convertible debt - net	5,474,816	4,327,234
Demand note	—	20,000
Total current debt	5,508,972	4,347,234

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2015	$473
Borrowings during the year ended December 31, 2016	—	4%	26-Sep-16
Interest accrual	—
Repayments	473
Balance - December 31, 2016	$—
Borrowings during the year ended December 31, 2017	48,850	4%	July 2017
Interest accrual	306
Repayments	(15,000)
Balance - December 31, 2017	$34,156

Accounts payable consists of the following:

	As of December 31, 2017	As of December 31, 2016

Accounts Payable	$399,761	$238,594
Total accounts payable	$399,761	$238,594

During the year ended December 31, 2016, the company recorded a net $1,613,766 gain on extinguishment of debt related to royalty payable.

(B) Loan Payable – Related Party

On September 17, 2015, the Company received $170,000 from a related party. Pursuant to the terms of the note, the note is bearing an original issuance discount in the amount of $10,000 and is due on or before October 31, 2015. As of December 31, 2016, the balance of the note was repaid and remaining balance is $0.

(C) Convertible Debt

December 31, 2017 and 2016, the Company issued convertible notes totaling $1,972,855, less the original issue discount and debt issue costs of $173,604, for net proceeds of $1,753,411 and $3,392,813, respectively.

The convertible notes issued for twelve months ended December 31, 2017 and year ended December 31, 2017, consist of the following terms:

		Twelve months ended December 31, 2017 Amount of Principal Raised	Year ended December 31, 2016 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 10%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –December 7, 2018	November 4, 2015 –March 10, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,495,100	3,412,400
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,164,777	624,087
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	paid on conversion	127,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	487,061	536,669
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	79,810
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion

Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	52,632
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	201,000	—

Convertible Debt	6,112,938	5,597,598
Less: Debt Discount	(610,686)	(1,227,865)
Less: Debt Issue Costs	(27,436)	(42,499)
Convertible Debt - net	$5,474,816	$4,327,234

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

During the year ended December 31, 2017, the Company converted debt and accrued interest, totaling $1,309,243 into 1,229,440,607 shares of common stock

During the year ended December 31, 2016, the Company converted debt and accrued interest, totaling $1,189,849 into 420,556,227 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2015	$4,634,852			February 26, 2015 – November 23, 2017
Borrowings during the twelve months ended December 31, 2016	3,392,813	8-10	%
Non-Cash Reclassification of accrued interest converted	55,163
Repayments	(1,295,381)
Conversion of debt to into 420,556,227 shares of common stock with a valuation of $1,189,849 ($0.00143 - $0.01056/share) including the accrued interest of $55,163	(1,189,849)
Convertible Debt Balance as of December 31, 2016	5,597,598	4-10	%	November 4, 2015- March 10, 2018
Borrowings during the twelve months ended December 31, 2017	1,972,868	8%
Non-Cash Reclassification of accrued interest converted	85,459
Repayments	(233,743)
Conversion of debt to into 1,229,440,607 shares of common stock with a valuation of $1,309,243 ($0.00045 - $0.00731/share) including the accrued interest of $85,459	(1,309,244)
Convertible Debt Balance as of December 31, 2017	6,112,938	4% - 10%		November 4, 2015 –December 7, 2018

(B)	Debt Issue Costs

During the year ended December 31, 2017, the Company paid debt issue costs totaling $77,525

During the year ended December 31, 2016, the Company paid debt issue costs totaling $76,202.

The following is a summary of the Company’s debt issue costs:

	Twelve months ended December 31, 2017	Year Ended December 31, 2016

Debt issue costs	$343,898	262,623
Accumulated amortization of debt issue costs	(316,462)	(220,124)

Debt issue costs - net	$24,436	42,499

During the years ended December 31, 2017 and 2016 the Company amortized $96,338 and $93,449 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the years ended December 31, 2017 and 2016, the Company recorded debt discounts totaling $2,030,179 and $3,313,472, respectively.

The debt discount and the original issue discount recorded in 2017 and 2016 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $2,647,357 and $4,743,820 during the years ended December 31, 2017 and 2016, respectively, to amortization of debt discount expense.

	Twelve months ended December 31, 2017	Year Ended December 31, 2016

Debt discount	$12,386,574	10,356,394
Accumulated amortization of debt discount	(11,775,888)	(9,128,529)

Debt discount - Net	$610,686	1,227,865

(D) Line of Credit – Related Party

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000. Subsequently, on October 2, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $200,000.    The line of credit carries an interest rate of 4%.

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2017 and 2016 and warrants issued in 2017 and 2016. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2015	$3,684,184
Fair value at the commitment date for convertible instruments	7,026,286
Change in fair value of embedded derivative liability for warrants issued	91,556
Change in fair value of embedded derivative liability for warrants instruments	121,308
Change in fair value of embedded derivative liability for convertible instruments	(1,614,234)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,371,516)
Change from repayments	(2,030,644)
Derivative Liability -December 31, 2016	$5,906,940
Fair value at the commitment date for convertible instruments	2,577,074
Change in fair value of embedded derivative liability for warrants issued	(200,480)
Change in fair value of embedded derivative liability for convertible instruments	(668,281)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,319,638)
Change from repayments	(386,494)
Derivative Liability –December 31, 2017	$5,909,121

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the years ended December 31, 2017 and 2016 of $639,224 and $3,833,224 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262.28%	90.12%-297%
Expected term:	0.08 - 3 Years	0.01–1.40 Years
Risk free interest rate:	0.06% - 1.65%	0.01% - 1.83%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	157% -216%
Expected term:	0.08 - 3 Years	0.01–2.40 Years
Risk free interest rate:	0.06%-1.60%	0.12%-1.47%

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2017 and December 31, 2016, respectively, property and equipment is as follows:

	December 31, 2017	December 31, 2016

Website Development	$294,795	$294,795
Furniture and Equipment	143,071	117,971
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	584,588	559,488
Less: accumulated depreciation and amortization	(540,525)	(498,065)
Property and Equipment, Net	$44,063	$61,423

Depreciation/amortization expense year ended December 31, 2017 and 2016 totaled $35,868 and $76,726, respectively.

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

(A)	Common Stock

During the year ended December 31, 2017, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	1,229,440,607	$1,309,243	$0.00045 to- $0.00731
Services - rendered	6,000,000	54,600	$0.0011 - $0.0107
Shares issued in exchange of interest – related party	800,000,000	960,000	$0.00001

Shares repurchased	(13,000,000)	(15,000)	$.0014
Total shares issued	1,222,440,607	$2,308,843

During the year ended December 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	420,556,227	$1,189,849	$0.00143 to- $0.01056
Services rendered	12,775,195	115,600	$0.09-$0.013

Patents	80,000,000	1,600,000	$0.02
Total shares issued	513,331,422	$2,905,449

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the twelve months ended December 31, 2017 and for the year ended December 31, 2016, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of December 31, 2017, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2015	5,550,000	0.25	1.5
Granted	20,020,690	0.02
Exercised	—	—	—
Cancelled/Forfeited	(5,600,000)
Balance, December 31, 2016	19,970,690	$0.01	2.2
Granted	—
Exercised	—
Cancelled/Forfeited	(750,000)
Balance, December 31, 2017	19,220,690		1.2

A summary of all outstanding and exercisable warrants as of December 31, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.16	$—
$0.005	1,000,000	1,000,000	1.40	$—
$0.0029	8,620,690	8,620,690	1.25	$—
$0.006	5,600,000	5,600,000	1.39
$0.12	2,000,000	2,000,000	0.77	$—

	19,220,690	19,220,690	1.2	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2016 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.41	$—
$0.005	1,000,000	1,000,000	1.65	$—
$0.0029	8,620,690	8,620,690	1.49	$—
$0.006	5,600,000	5,600,000	1.64
$0.12	2,000,000	2,000,000	1.01	$—
$0.40	750,000	750,000	0.40
	19,970,690	19,970,690	2.2	$—

(C) Stock Options

On July 6, 2017, Company's Chief Financial Officer ("CFO"), the Company issued 95,332,500 options to buy common shares of the Company's stock at $0.00253 per share, good for three years to the CFO. The Company recognized an expense of $191,361 for twelve months ended December 31, 2017. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends 0%

Expected volatility 178.27%

Expected term 3 Years

Risk free interest rate 0.69%

The following tables summarize all option grants as of December 31, 2017, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2015	15,566,652	0.13	0.32
Granted	—	—	—
Exercised	—	—	—
Forfeited or Canceled	(12,700,000)	—	—
Outstanding – December 31, 2017	2,866,652	$0.13	1.02
Granted	95,332,500	$0.0025	3
Exercised	—	$—	—
Forfeited or Canceled	(2,866,652)	$—	—
Outstanding – December 31	95.332,500	$0.0025	2.51

NOTE 7         COMMITMENTS

(A) Employment Agreement

On January 31, 2016 Mr. Lloyd Trammell submitted a notice of resignation ending employment on March 1, 2016.

On January 8, 2016, the Company extended the employment agreement with its CEO, John Blaisure for an additional five years. The Company issued 12,000,000 shares of Company’s common stock as part of the compensation with a fair value of $105,600 ($0.0088) based on the stock-trading price.

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

On October 12, 2017 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2018 through December 31, 2018. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on January 2, 2018, (ii) $7,500 on March 31, 2018, (iii) $7,500 on June 30, 2018, and (iv) $7,500 on October 31, 2018

(C) Other Agreements

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

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. The parties continue to file motions and are expected to begin the discovery phase of the litigation.

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

NOTE 9       SUBSEQUENT EVENTS

On January 29, 2018 the Company entered into a consulting services agreement with a consultant. The agreement will continue until January 29, 2019. During the last nine months of the agreement, either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 30 day notice. In connection with this agreement, the consultant receive 30,000,000 shares of common stock each upon the executing of the agreement.

On February 6, 2018, the Company entered into an agreement whereby the Company will issue up to $78,000. The note matures on November 15, 2018 and bears an interest charge of 12%. The conversion price equals the “Variable Conversion Price”, which is 61% of the lowest three trading prices for the Common Stock during the 10 day period ending on the latest day prior to the conversion date. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $75,000 of proceeds on February 18, 2018.

On February 9, 2018, the Company entered into an agreement whereby the Company will issue up to $75,000. The note matures on demand of the holder on or after February 9, 2018 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 40% of the lowest trading prices for the common stock during the ten trading day to the date of conversion. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $73,000 of proceeds on February 13, 2018. Subsequent to the year end, the Company converted a total of $334,451 in convertible debt comprised of principal and accrued interest into 1,224,030,746 common shares.

Subsequent to the year end, the principal shareholder advanced $72,739 additional capital to the Company under the terms of the line of credit agreements.

Subsequent to the year end, the principal shareholder was repaid $76,000 loaned under the line of credit agreement.

Item 9.  Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A.  7 Procedures

(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of7.

(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the company’s management concluded that internal control over financial reporting was effective as of December 31, 2017.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2017, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION

Greg Halpern	59	Chairman, Chief Financial Officer
John Blaisure	59	President & Chief Executive Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2017.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2017, and 2016 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Greg Halpern, CFO	2017	192,000		0	0	0	0	192,000
	2016	288,000		0	0	0	0	288,000
John Blaisure, CEO	2017		144,000	0	0	0	0	144,000
	2016		216,000	0	105,600	0	0	321,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2017.

Outstanding Option Awards at Fiscal Year-End

Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Option Weighted Average Exercise Price	Option Expiration Date
Greg Halpern	95,332,500	$0.0025	July 5, 2020

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2017 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 22, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On March 26, 2018, there were 3,715,287,050 issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.  The information contained in this table is based upon information received from or on behalf of the named individuals or from publicly available information and filings by or on behalf of those persons with the SEC.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Preferred Stock	Greg Halpern	10,000,000	(2)	66.8%

Common Stock	Greg Halpern	2,510,933		0.07%

Common Stock	John Blaisure	28,300,960	(3)	0.8%

Common Stock	Total Shares owned by Directors and officers	40,811,893		67.67%

(1)        Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 8861 Villa La Jolla Drive, Unit 12109, LA JOLLA, California, 92039.

(2)        Reference Event of Stock conversion from Common to Preferred Shares.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On October 2, 2017, the Company, in exchange for Greg Halpern's consideration issuing the Company a line of credit of $100,000 on July 6, 2017 and another line of credit of $200,000 on October 2, 2017

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $75,600, and $52,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $11,090, and $3,350, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2017 associated with all prior Form 10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
10.1	Convertible Redeemable Note, Dated 10.20.17 issued to Power Up Lending Group, LTD.
10.2	Convertible Redeemable Note, Dated 11.13.17 issued to GS Capital Partners, LLC.
10.3	Convertible Redeemable Note, Dated 12.8.17 issued to Bellridge Capital, LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2018

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer