Form 10-Q
period 2018-03-31
Max Sound Corp
filed 2018-05-15
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 11, 2018, the registrant had 5,703,384,876 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2018 (UNAUDITED) AND AS OF DECEMBER 31, 2017 (AUDITED).

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH ENDED MARCH 31, 2018 AND 2017 (UNAUDITED).

PAGES	7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
Current Assets
Cash	$460	$745
Prepaid expenses	59,730	59,730
Total Current Assets	60,190	60,475

Property and equipment, net	39,921	44,063

Total Assets	$100,111	$104,538
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$405,248	$399,761
Accrued expenses	908,825	814,930
Accrued expenses - related party	91,450	43,000
Judgement payable	819,626	819,626
Line of credit - related party	—	34,156
Derivative liability	11,927,151	5,909,121
Convertible note payable, net of debt discount of $451,749 and $610,686, and related debt issue costs of $23,625 and $27,436, respectively	5,608,643	5,474,816
Total Current Liabilities	19,760,943	13,495,410
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 4,267,774,830 and 2,158,961,689 shares issued and outstanding, respectively	42,806	21,718
Additional paid-in capital	69,808,071	68,564,307
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(88,977,234)	(81,442,422)
Total Stockholders' Deficit	(19,660,832)	(13,390,872)
Total Liabilities and Stockholders' Deficit	$100,111	$104,538

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2018	March 31, 2017

Revenue	$—	$—

Operating Expenses
General and administrative	124,879	113,875
Consulting	41,700	32,600
Professional fees	62,451	87,885
Website development	—	5,000
Compensation	162,000	162,000
Total Operating Expenses	391,030	401,360

Loss from Operations	(391,030)	(401,360)

Other Income / (Expense)
Other income	—	11
Interest expense	(168,068)	(88,013)
Derivative Expense	(97,856)	(279,583)
Amortization of debt offering costs	(19,326)	(21,665)
Loss on debt settlement	—	(27,287)
Amortization of debt discount	(525,019)	(794,184)
Change in fair value of embedded derivative liability	(6,333,513)	1,661,259
Total Other Income / (Expense)	(7,143,782)	450,538

Provision for Income Taxes	—	—

Net Loss	$(7,534,812)	$49,178

Net Loss Per Share - Basic and Diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
during the year Basic and Diluted	2,631,318,678	959,220,511

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(7,534,812)	$49,178
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	4,142	13,216
Stock and stock options issued for services	45,000	53,500
Amortization of debt offering costs	19,326	21,665
Amortization of debt discount	525,019	794,184
Change in fair value of derivative liability	6,333,513	(1,661,259)
Derivative Expense	97,856	279,583
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	(48,590)
Increase in accounts payable	5,468	(15,291)
Increase in accrued expenses	131,603	89,626
Increase in accrued expenses - related party	48,450	—
Net Cash Used In Operating Activities	(324,435)	(424,188)
Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	—	—
Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	206,600	—
Repayment from stockholder loans / lines of credit	(240,450)	—
Repayment of convertible note	—	(55,213)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	358,000	438,400
Repayment of note payable	—	(20,000)
Net Cash Provided by Financing Activities	324,150	363,187
Net Decrease in Cash	(285)	(61,001)
Cash at Beginning of Year	745	185,026
Cash at End of Year	$460	$124,025
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$446,527	$213,129
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$773,325	$—

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

On August 9, 2016 the Company moved a level down from OTCQB to OTC Pink Current Information where it is within the continued standards and pricing requirements as found in Section 2 of the OTCQB Eligibility Standards. The Company’s services, may re-apply at any time after a price increase to meet all of the OTCQB Eligibility Standards to be moved back to the higher OTCQB marketplace.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 31, 2018.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2018 and December 31, 2017.

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

 (H) Loss Per Share

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

The computation of basic and diluted loss per share for the three months ended March 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2018	December 31, 2017

Stock Warrants (Exercise price - $0.25 - $.52/share)	19,220,690	19,220,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.00016 - $.000350/share)	24,043,223,934	8,399,417,649
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	24,407,777,124	8,763,970,809

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 18,675,551,954 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

(I) Income Taxes

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

(K) Recent Accounting Pronouncements

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-13 (ASU 2017-13) which addresses “Revenue Recognition” (Topic 605), "Revenue from Contracts with Customers" (Topic 606), and Leases (Topics 840 and 842). ASU 2017-13 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We have evaluated the impact of the adoption of ASU 2017-13 on our financial statements and determined that upon generating revenue, the Company will implement accounting system changes and provide the additional disclosure requirements related to the adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annualperiods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2018 and December 31, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2018				December 31, 2017
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	11,927,151	—	11,927,151	—	5,909,121	—	5,909,121

(M) Stock-Based Compensation

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

(O) Derivative Financial Instruments

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

(P) Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

(Q) Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(R) Licensing & Distribution

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of March 31, 2018 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $7,534,812 for the three months ended March 31, 2018, has an accumulated deficit of $88,977,234 as of March 31, 2018, and has negative cash flow from operations of $324,435 for the three months ended March 31, 2018.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of March 31, 2018	As of December 31, 2017

Line of credit – related party	$—	$34,156

Convertible debt	$6,084,017	6,112,938
Less: debt discount	(451,749)	(610,686)
Less: debt issue costs	(23,625)	(27,436)
Convertible debt - net	5,608,643	5,474,816
Total current debt	5,608,643	$5,508,972

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2017	$34,156

Borrowings during the three months ended March 31, 2018	206,217	4%
Interest accrual	77
Repayments	(240,450)
Balance - December 31, 2017	$—

Accounts payable consists of the following:

	As of March 31, 2018	As of December 31, 2017

Accounts Payable	$405,248	$399,761
Total accounts payable	$405,248	$399,761

(B) Convertible Debt

During the three months ended March 31, 2018 and year ended December 31, 2017, the Company issued convertible notes totaling $379,579, less the original issue discount and debt issue costs of $21,579, for net proceeds of $358,000 and $1,753,411, respectively.

The convertible notes issued for three months ended March 31, 2018 and year ended December 31, 2017, consist of the following terms:

		Three months ended March 31, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –February 9, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,495,100	3,495,100
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,086,788	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	75,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	301,550	487,061
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	156,000	201,000

Convertible Debt	6,084,017	6,112,938
Less: Debt Discount	(451,749)	(610,686)
Less: Debt Issue Costs	(23,625)	(27,436)
Convertible Debt - net	$5,608,643	$5,474,816

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

During the three months ended March 31, 2018, the Company converted debt and accrued interest, totaling $446,527 into 2,078,813,141 shares of common stock

During the year ended December 31, 2017, the Company converted debt and accrued interest, totaling $1,309,243 into 1,229,440,607 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2017	6,112,938	4% - 10%	November 4, 2015 –December 7, 2018
Borrowings during the three months ended March 31, 2018	379,579	8%
Non-Cash Reclassification of accrued interest converted	38,027
Conversion of debt to into 2,078,813,141 shares of common stock with a valuation of $446,527 ($0.00013 - $0.00635/share) including the accrued interest of $38,027	(446,527)
Convertible Debt Balance as of March 31, 2018	6,084,017	4% - 12%	November 4, 2015 –February 9, 2019

(B)	Debt Issue Costs

During the three months ended March 31, 2018, the Company paid debt issue costs totaling $15,500

During the three months ended March 31, 2017, the Company paid debt issue costs totaling $24,500.

The following is a summary of the Company’s debt issue costs:

	Three months ended March 31, 2018	Year Ended December 31, 2017

Debt issue costs	$357,423	343,898
Accumulated amortization of debt issue costs	(333,798)	(316,462)

Debt issue costs – net	$23,625	27,436

During the three months ended March 31, 2018 and 2017 the Company amortized $19,326 and $21,665 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the three months ended March 31, 2018 and year ended December 31, 2017, the Company recorded debt discounts totaling $366,080 and $2,030,179, respectively.

The debt discount and the original issue discount recorded in 2018 and 2017 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $525,019 and $794,184 during the three months ended March 31, 2018 and 2017, respectively, to amortization of debt discount expense.

	Three months ended March 31, 2018	Year Ended December 31, 2017

Debt discount	$12,752,654	12,386,574
Accumulated amortization of debt discount	(12,300,905)	(11,775,888)

Debt discount - Net	$451,749	610,686

(D) Line of Credit – Related Party

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000. Subsequently, on October 2, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $200,000.    The line of credit carries an interest rate of 4%.

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the three months ended March 31, 2018, the principal stockholder has advanced $206,600 and was repaid $240,450 under the terms of this line of credit. The line of credit was repaid in full as of March 31, 2018.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2017	$5,909,121
Fair value at the commitment date for convertible instruments	457,857
Change in fair value of embedded derivative liability for warrants issued	(1,749)
Change in fair value of embedded derivative liability for convertible instruments	6,335,262
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(773,340)
Derivative Liability –March 31, 2018	$11,927,151

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the three months ended March 31, 2018 and 2017 of $97,856 and $279,583 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2018:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	224.30%-503.08%
Expected term:	0.08 - 3 Years	0.08–1.92 Years
Risk free interest rate:	0.06% - 1.89%	0.01% - 2.08%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	90.12% -297%
Expected term:	0.08 - 3 Years	0.01–1.40 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - .1.83%

NOTE 5           PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, respectively, property and equipment is as follows:

	March 31, 2018	December 31, 2017

Website Development	$294,795	$294,795
Furniture and Equipment	143,071	143,071
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	584,588	584,588
Less: accumulated depreciation and amortization	(544,667)	(540,525)
Property and Equipment, Net	$39,921	$44,063

Depreciation/amortization expense for the three months ended March 31, 2018 and 2017 totaled $4,142 and $13,216, respectively.

NOTE 6          STOCKHOLDERS’ DEFICIT

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

On February 1, 2018, the Company with the consent of the Majority Shareholder and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission a Schedule 14C and with the State of Delaware an Amended Certificate of Incorporation increasing the authorized shares of common stock by 5,750,000,000 shares of common stock from 4,250,000,000 shares of common stock to 10,000,000,000 shares of common stock.

(A)	Common Stock

During the three months ended March 31, 2018, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	2,078,813,141	$446,527	$0.0001 to- $0.00064
Services - rendered	30,000,000	45,000	$0.0015
Total shares issued	2,108,813,141	$491,227

During the year ended December 31, 2017, the Company issued the following common stock:

:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	1,229,440,607	$1,309,243	$0.00045 to- $0.00731
Services - rendered	6,000,000	54,600	$0.0011 - $0.0107
Shares issued in exchange of interest – related party	800,000,000	960,000	$0.00001

Shares repurchased	(13,000,000)	(15,000)	$.0014
Total shares issued	1,222,440,607	$2,308,843

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the three months ended March 31, 2018 and for the twelve months ended December 31, 2017, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of March 31, 2018, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	19,220,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	—
Balance, March 31, 2018	19,220,690	$0.01	1.0

A summary of all outstanding and exercisable warrants as of March 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.16	$—
$0.005	1,000,000	1,000,000	1.40	$—
$0.0029	8,620,690	8,620,690	1.25	$—
$0.006	5,600,000	5,600,000	1.39
$0.12	2,000,000	2,000,000	0.77	$—

	19,220,690	19,220,690	1.0	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.16	$—
$0.005	1,000,000	1,000,000	1.40	$—
$0.0029	8,620,690	8,620,690	1.25	$—
$0.006	5,600,000	5,600,000	1.39
$0.12	2,000,000	2,000,000	0.77	$—

	19,220,690	19,220,690	1.2	$—

(C) Stock Options

On July 6, 2017, Company's Chief Financial Officer ("CFO"), the Company issued 95,332,500 options to buy common shares of the Company's stock at $0.00253 per share, good for three years to the CFO. The Company recognized an expense of $191,361 for three months ended March 31, 2018. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends 0%

Expected volatility 178.27%

Expected term 3 Years

Risk free interest rate 0.69%

The following tables summarize all option grants as of March 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2017	2,866,652		$0.13	1.02
Granted	95,332,500		$0.0025	2
Exercised	—		$—	—
Forfeited or Canceled	(2,866,652)		$—	—
Outstanding – March 31, 2018	95,332,500	$	0.0025-	2-
Exercisable – March 31, 2018	95,332,500

NOTE 7         COMMITMENTS

(A) Consulting Agreement

On March 5, 2018 the Company entered into a consulting services agreement with a consultant. The agreement will continue until March 5, 2019. During the last nine months of the agreement, either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 5 day notice. In connection with this agreement, the consultant received shares of common stock and hourly compensation. For the three months ended March 31, 2018, the Company did not issue any shares of the common stock.

On January 29, 2018 the Company entered into a consulting services agreement with a consultant. The agreement will continue until January 29, 2019. During the last nine months of the agreement, either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 30 day notice. In connection with this agreement, the consultant received 30,000,000 shares of common stock each upon the executing of the agreement with a fair value of $44,700 ($(0.0015/share).

On October 12, 2017 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2018 through December 31, 2018. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on January 2, 2018, (ii) $7,500 on March 31, 2018, (iii) $7,500 on June 30, 2018, and (iv) $7,500 on October 31, 2018

(B) Other Agreements

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.  The Company believes that the Order for fees is without merit and has appealed. For the three months ended March 31, 2018 and year ended December 31 2017, the Company recorded judgement payable on the balance sheet for $819,626, respectively.

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

NOTE 9       SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company converted a total of $329,513 in convertible debt comprised of principal and interest into 1,420,481,475 common shares.

On April 4, 2018 the Company issued 2,678,571 shares of Company’s common stock in connection with March 5, 2018 consulting agreement (See Note 7(A)).

On April 4, 2018, the Company entered into an agreement whereby the Company will issue up to $55,000. The note matures on April 4, 2019 and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest e trading prices for the Common Stock during the 10 day period ending on the latest day prior to the conversion date. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $50,000 of proceeds on April 5, 2018.

On April 18, 2018, the Company entered into an agreement whereby the Company will issue up to $135,000. The note matures on April 18, 2019and bears an interest charge of 8%. The conversion price equals the “Variable Conversion Price”, which is 65% of the lowest trading prices for the Common Stock during the 10 day period ending on the latest day prior to the conversion date. The holder of the note has a right to convert all or any part of the outstanding unpaid principal amount into shares of common stock after six months. The Company received $119,185 of proceeds on April 20, 2018.

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company.

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

Results of Operations

For the three months ended March 31, 2018 and 2017.

General and Administrative Expenses: Our general and administrative expenses were $124,879 for the three months ended March 31, 2018 and $113,875 for the three months ended March 31, 2017, representing an increase of $11,004 or approximately 9.67%, as a result of an increase in the general operation of the Company.

Consulting Fees:  Our consulting fees were $41,700 for the three months ended March 31, 2018 and $32,600 for the three months ended March 31, 2017, representing an increase of $9,100, or approximately 28%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $62,451 for the three months ended March 31, 2018 and $87,885 for the three months ended March 31, 2017, representing a decrease of $25,434or approximately 29%, as a result of normal business operations.

Compensation: Our compensation expenses were $162,000 for the three months ended March 31, 2018 and $162,00 for the three months ended March 31, 2017, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

 Net Loss: Our net lossfor the three months ended March 31, 2018 was $7,534,812. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2018 and 2017, were $0 and $0, respectively. We have an accumulated deficit of $88,977,234 for the period from December 9, 2005 (inception) to March 31, 2018, and have negative cash flow from operations of $324,435 for the three months ended March 31, 2018.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2018, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the quarter ended March 31, 2018:

		Three months ended March 31, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –February 9, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,495,100	3,495,100
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,086,788	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	75,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	301,550	487,061
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	156,000	201,000

Convertible Debt	6,084,017	6,112,938
Less: Debt Discount	(451,749)	(610,686)
Less: Debt Issue Costs	(23,625)	(27,436)
Convertible Debt - net	$5,608,643	$5,474,816

During the three months ended March 31, 2018 and December 31, 2017, the Company issued convertible notes totaling $379,579 and $1,799,264, respectively.

Loans and Advances

We have entered into three Credit Line Agreements with Greg Halpern.  The first two were for $100,000 each and matured and expired in 2011.  The third Credit Line Agreement issued by Mr. Halpern in March 2010 is for an additional $500,000 and matured and expired in 2012.  All three agreements accrue interest at the prime rate as of the date of issuance.  The prime rate of interest is the rate of interest that major banks charge their most creditworthy customers.  For the purposes of these agreements, we shall determine the prime rate by using the prime rate reported by the Wall Street Journal on the date funds are extended to the Company.  Based on the prime rate as of the date of issuance, the prime rate shall be 3.25%. On September 26, 2013, we entered into a Credit Line Agreement with Mr. Halpern for $1,000,000 that will mature and expire on or before the second anniversary of September 26, 2015.  Interest will accrue on each advance at an annual rate of 4%. As of December 31, 2013, the Company owed $0 in principal and $0 in accrued interest related to these loans and lines of credit.  We believe that the $1,000,000 line of credit issued will not be sufficient to cover the additional expense arising from maintenance of our regulatory filings with the SEC, and the marketing of our technology over the next twelve months, thus the Company will continue to pursue additional financing and/or additional funding in 2018 to continue marketing the Max Sound HD Audio Technology aggressively to Multi-Media Industry Users of Audio and Audio with Video products.

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

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the three months ended March 31, 2018, the principal stockholder has advanced $206,600 and was repaid $240,450 under the terms of this line of credit. The line of credit was repaid in full as of March 31, 2018.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended March 31, 2018 and 2016, respectively.

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

Below is a summary of our capital-raising activities for the three months ended March 31, 2018 and underlying terms:

On January 29, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 45,537,340 shares based on a conversion price of $0.00057 per share (See Note 6).

On February 7, 2018, the Company entered into a conversion agreement with GS Capital Partners, LLC, relating to a convertible promissory note dated August 3, 2017 with the original principal amount of $105,000 for 40,012,646 shares based on a conversion price of $0.00065 per share (See Note 6).

On February 5, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 45,454,545 shares based on a conversion price of $0.00057 per share (See Note 6).

On February 8, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 47,169,811 shares based on a conversion price of $0.00059 per share (See Note 6).

On February 8, 2018, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated July 26, 2016, with the original principal amount of $171,665 for 68,937,161 shares based on a conversion price of $0.00062 per share (See Note 6).

On February 15, 2018, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated January 5, 2017 with the original principal amount of $147,000 for 100,521,821 shares based on a conversion price of $0.00046 per share (See Note 6).

On February 20, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 40,540,541 shares based on a conversion price of $0.00043 per share (See Note 6).

On March 2, 2018, the Company entered into a conversion agreement with GS Capital Partners, LLC, relating to a convertible promissory note dated August 3, 2017 with the original principal amount of $105,000 for 80,413,076 shares based on a conversion price of $0.00026 per share (See Note 6).

On March 5, 2018, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 30, 2017, with the original principal amount of $121,579 for 30,801,128 shares based on a conversion price of $0.00026 per share (See Note 6).

On March 12, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 71,000,000 shares based on a conversion price of $0.00024 per share (See Note 6).

On March 12, 2018, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated May 11, 2017, with the original principal amount of $120,000 for 109,173,165 shares based on a conversion price of $0.000195 per share (See Note 6).

On March 12, 2018, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated October 3, 2016, with the original principal amount of $171,665 for 128,205,128 shares based on a conversion price of $0.00081 per share (See Note 6).

On March 15, 2018, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 30, 2017, with the original principal amount of $121,579 for 94,427,923 shares based on a conversion price of $0.00016 per share (See Note 6).

On March 19, 2018, the Company entered into a conversion agreement with GS Capital Partners, LLC, relating to a convertible promissory note dated August 3, 2017 with the original principal amount of $105,000 for 96,839,615 shares based on a conversion price of $0.00013 per share (See Note 6).

On March 19, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 71,000,000 shares based on a conversion price of $0.00024 per share (See Note 6).

On March 19, 2018, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated May 11, 2017, with the original principal amount of $120,000 for 122,996,846 shares based on a conversion price of $0.00013 per share (See Note 6).

On March 21, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 31,000,000 shares based on a conversion price of $0.00016 per share (See Note 6).

On March 23, 2018, the Company entered into a conversion agreement with GS Capital Partners, LLC, relating to a convertible promissory note dated August 3, 2017 with the original principal amount of $105,000 for 104,997,230 shares based on a conversion price of $0.00013 per share (See Note 6).

On March 23, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 71,000,000 shares based on a conversion price of $0.00016 per share (See Note 6).

On March 21, 2018, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated May 11, 2017, with the original principal amount of $120,000 for 123,047,385 shares based on a conversion price of $0.00013 per share (See Note 6).

On March 26, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated July 27, 2017 with the original principal amount of $123,000 for 24,142,857 shares based on a conversion price of $0.00016 per share (See Note 6).

On March 26, 2018, the Company entered into a conversion agreement with Iliad Research and Trading, LP, relating to a convertible promissory note dated October 3, 2016, with the original principal amount of $171,665 for 141,538,462 shares based on a conversion price of $0.00020 per share (See Note 6).

On March 26, 2018, the Company entered into a conversion agreement with LG Capital Funding, LLC relating to a convertible promissory note dated August 30, 2017, with the original principal amount of $121,579 for 169,173,000 shares based on a conversion price of $0.00016 per share (See Note 6).

On March 27, 2018, the Company entered into a conversion agreement with GS Capital Partners, LLC, relating to a convertible promissory note dated August 3, 2017 with the original principal amount of $105,000 for 56,584,230 shares based on a conversion price of $0.00013 per share (See Note 6).

On March 28, 2018, the Company entered into a conversion agreement with Bellridge Capital, LP, relating to a convertible promissory note dated May 11, 2017, with the original principal amount of $120,000 for 164,299,231 shares based on a conversion price of $0.00013 per share (See Note 6).

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description
10.1	Convertible Redeemable Back End Note, Dated 8/30/17 issued to GS Capital Partners, LLC
10.2	Convertible Redeemable Back End Note, Dated 8/30/17 issued to LG Capital Funding, LLC.
10.3	Convertible Redeemable Note, Dated 2/6/18 issued to Power Up Lending Group LTD.
10.4	Convertible Redeemable Note, Dated 2/9/18 issued to JSJ Investments Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)