Form 10-Q/A
period 2018-06-30
Max Sound Corp
filed 2018-10-22
CIK 1353499

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

EXPLANATORY NOTE

Max Sound Corporation (the “Company,” “we,” “us,” “our,” or “Max Sound”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Form 10-Q”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on August 14, 2018. The purpose of this Amendment is to submit XBRL files as Exhibit 101 to the Form 10-Q, previously omitted due to an unintentional oversight. Accordingly, this Amendment No. 1 hereby amends and restates Part II, Item 6 of the Form 10-Q, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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