Form 10-Q
period 2018-09-30
Max Sound Corp
filed 2018-11-09
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Road, # 802, San Diego, CA	92130 - 2122
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 7, 2018, the registrant had 6,577,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

“SEC” refers to the Securities and Exchange Commission.

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND AS OF DECEMBER 31, 2017 (AUDITED).

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED).

PAGES	7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation
Condensed Balance Sheets

ASSETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)

Current Assets
Cash	$638	$745
Prepaid expenses	10,000	59,730
Total Current Assets	10,638	60,475

Property and equipment, net	31,830	44,063

Total Assets	$42,468	$104,538

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$629,642	$399,761
Accrued expenses	1,132,996	814,930
Accrued expenses - related party	231,672	43,000
Judgement payable	819,626	819,626
Line of credit - related party	184,179	34,156
Derivative liability	7,366,834	5,909,121
Convertible note payable, net of debt discount of $327,474 and $610,686, and related debt issue costs of $7,737 and $27,436, respectively	5,825,218	5,474,816
Total Current Liabilities	16,190,167	13,495,410

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000, 000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 4,250,000,000 shares authorized,
6,490,519,491 and 2,158,961,689 shares issued and outstanding, respectively	65,034	21,718
Additional paid-in capital	70,776,084	68,564,307
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(86,454,341)	(81,442,422)
Total Stockholders' Deficit	(16,147,699)	(13,390,872)

Total Liabilities and Stockholders' Deficit	$42,468	$104,538

Max Sound Corporation
Condensed Statement of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	102,779	107,721	384,605	319,690
Consulting	149,429	30,000	225,782	92,600
Professional fees	131,126	99,525	131,126	416,404
Website development	3,000	8,700	3,000	23,700
Compensation	150,000	353,361	492,000	677,361
Judgement expense	—	820,321	—	820,321
Total Operating Expenses	536,334	1,419,628	1,236,513	2,350,076

Loss from Operations	(536,334)	(1,419,628)	(1,236,513)	(2,350,076)

Other Income / (Expense)
Other income	—	—	—	26
Interest expense	(113,238)	(129,459)	(344,163)	(329,710)
Interest expense - related party	(114,727)	—	(299,754)	—
Derivative Expense	—	(30,579)	(375,302)	(573,751)
Amortization of debt offering costs	(6,824)	(19,046)	(40,214)	(81,743)
Loss on debt settlement	—	—	—	(239,203)
Amortization of debt discount	(239,662)	(544,586)	(1,118,479)	(2,200,803)
Change in fair value of embedded derivative liability	757,708	1,392,436	(1,597,494)	1,683,827
Total Other Income / (Expense)	283,257	668,766	(3,775,406)	(1,741,357)

Provision for Income Taxes	—	—	—	—

Net Loss	$(253,077)	$(750,862)	$(5,011,919)	$(4,091,433)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,105,354,656	1,494,672,259	4,853,220,131	1,188,458,679

Max Sound Corporation
Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net Loss	$(5,011,919)	$(4,091,433)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	12,233	35,868
Stock and stock options issued for services	46,500	54,600
Warrants issued to employees - related party	—	191,361
Stock issued in exchange of warrant forgiveness	2,760	—
Amortization of debt offering costs	40,214	81,743
Amortization of debt discount	1,118,479	2,200,803
Change in fair value of derivative liability	1,597,494	(1,683,827)
Derivative Expense	375,302	573,751
Changes in operating assets and liabilities:
Cash paid on accrued interest	—	(4,927)
(Increase) Decrease in prepaid expenses	49,730	(35,251)
Increase in accounts payable	229,860	69,066
Increase in accrued expenses	373,038	321,373
Decrease in accrued expenses - related party	188,672	—
Increase in judgement payable	—	820,321
Net Cash Used In Operating Activities	(977,637)	(1,466,552)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(25,100)
Net Cash Used In Investing Activities	—	(25,100)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	435,284	—
Repayment from stockholder loans / lines of credit	(284,954)	—
Repayment of convertible note	—	(233,743)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	827,200	1,578,411
Repayment of note payable	—	(20,000)
Cash paid on common stock repurchase	—	(15,000)
Net Cash Provided by Financing Activities	977,530	1,309,668

Net Decrease in Cash	(107)	(181,984)

Cash at Beginning of Period	745	185,026

Cash at End of Period	$638	$3,042

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$4,297
Cash paid for taxes	$7,409	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$877,381	$1,158,967
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$1,328,452	$1,557,265

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2018 and December 31, 2017.

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

The computation of basic and diluted loss per share for the nine months ended September 30 , 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2018	December 31, 2017

Stock Warrants (Exercise price - $0.25 - $.52/share)	13,620,690	19,220,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000150/share)	57,808,682,949	8,399,417,649
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	58,167,636,139	8,763,970,809

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 54,658,155,629 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2018 and December 31, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30 , 2018				December 31, 2017
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	7,366,834	—	7,366,834	—	5,909,121	—	5,909,121

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

On July 13, 2015, the Company entered into a license agreement with Luna Mobile, Inc. of United States (“Luna). The term of the agreement is three years. Luna will pay the Company a royalty fee of $1.50 for each licensed product manufactured and sold. As of September 30, 2018 Luna Mobile continues to seek to distribute its products.

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $5,011,919 for the nine months ended September 30, 2018, has an accumulated deficit of $86,454,341 as of September 30, 2018, and has negative cash flow from operations of $977,637 for the nine months ended September 30, 2018.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of September 30, 2018	As of December 31, 2017

Line of credit– related party	$184,180	$34,156
Accrued interest – related party	114,727	-

Convertible debt	$6,160,429	6,112,938
Less: debt discount	(327,474)	(610,686)
Less: debt issue costs	(7,737)	(27,436)
Convertible debt - net	5,825,218	5,474,816

Total current debt	6,124,425	$5,508,972

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2017	$34,156

Borrowings during the nine months ended September 30, 2018	434,904	4%
Interest accrual	77
Repayments	(284,957)
Balance - September 30, 2018	$184,180

Accounts payable consists of the following:

	As of September 30, 2018	As of December 31, 2017

Accounts Payable	$629,642	$399,761
Total accounts payable	$629,642	$399,761

(B) Convertible Debt

During the nine months ended September 30, 2018 and year ended December 31, 2017, the Company issued convertible notes totaling $869,579, less the original issue discount and debt issue costs of $42,379, for net proceeds of $827,200 and $1,753,411, respectively.

The convertible notes issued for nine months ended September 30, 2018 and year ended December 31, 2017, consist of the following terms:

		Nine months ended September 30, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,495,100
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion

Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	487,061
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	201,000

Convertible Debt		6,160,429	6,112,938
Less: Debt Discount		(327,474)	(610,686)
Less: Debt Issue Costs		(7,737)	(27,436)
Convertible Debt - net		5,825,218	5,474,816

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

During the nine months ended September 30, 2018, the Company converted debt and accrued interest, totaling $877,381 into 4,289,679,230 shares of common stock

During the year ended December 31, 2017, the Company converted debt and accrued interest, totaling $1,309,243 into 1,229,440,607 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2017	6,112,938	4% - 10%	November 4, 2015 –December 7, 2018
Borrowings during the nine months ended September 30, 2018	869,579	8%
Non-Cash Reclassification of accrued interest converted	55,293
Conversion of debt to into 4,289,679,230 shares of common stock with a valuation of $824,379 ($0.0006 - $0.00065/share) including the accrued interest of $55,293	(824,381)
Convertible Debt Balance as of September 30, 2018	6,160,429	4% - 12%	November 4, 2015 –May 22, 2019

(B)	Debt Issue Costs

During the nine months ended September 30, 2018, the Company paid debt issue costs totaling $20,500

During the nine months ended September 30, 2017, the Company paid debt issue costs totaling $71,275.

The following is a summary of the Company’s debt issue costs:

	Nine months ended September 30 , 2018	Year Ended December 31, 2017

Debt issue costs	$362,423	343,898
Accumulated amortization of debt issue costs	(354,686)	(316,462)

Debt issue costs – net	$7,737	27,436

During the nine months ended September 30, 2018 and 2017 the Company amortized $40,214 and $81,743 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the nine months ended September 30, 2018 and year ended December 31, 2017, the Company recorded debt discounts totaling $813,386 and $2,030,179, respectively.

The debt discount and the original issue discount recorded in 2018 and 2017 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,118,479 and $2,200,803 during the nine months ended September 30, 2018 and 2017, respectively, to amortization of debt discount expense.

	Nine months ended September 30, 2018	Year Ended December 31, 2017

Debt discount	$13,221,839	12,386,574
Accumulated amortization of debt discount	(12,894,365)	(11,775,888)

Debt discount - Net	$327,474	610,686

(D) Line of Credit – Related Party

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000. Subsequently, on October 2, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $200,000.    The line of credit carries an interest rate of 4%.

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the nine months ended September 30, 2018, the principal stockholder has advanced $434,904 and was repaid $284,957 under the terms of this line of credit. The line of credit balance as of September 30, 2018 is $184,180.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2017	$5,909,121
Fair value at the commitment date for convertible instruments	1,188,688
Change in fair value of embedded derivative liability for warrants issued	17,320
Change in fair value of embedded derivative liability for convertible instruments	1,580,174
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,328,469)
Derivative Liability –September 30, 2018	$7,366,834

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the nine months ended September 30, 2018 and 2017 of $375,302 and $573,751 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2018:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	266.81%-328.68%
Expected term:	0.08 - 3 Years	0.00–1.12 Years
Risk free interest rate:	0.06% - 2.31%	2.13% - 2.60%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	90.12% -297%
Expected term:	0.08 - 3 Years	0.01–1.40 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - .1.83%

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, respectively, property and equipment is as follows:

	September 30, 2018	December 31, 2017

Website Development	$294,795	$294,795
Furniture and Equipment	143,071	143,071
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	584,588	584,588
Less: accumulated depreciation and amortization	(552,758)	(540,525)
Property and Equipment, Net	$31,830	$44,063

Depreciation/amortization expense for the nine months ended September 30, 2018 and 2017 totaled $12,233 and $35,868, respectively.

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

(A)	Common Stock

During the nine months ended September 30, 2018, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	4,289,679,230	$877,381	$0.0006 to- $0.00065
Services - rendered	32,678,571	46,200	$0.0026
Shares issued in exchange for warrant forgiveness	9,200,000	2,760	$0.0003
Total shares issued	4,331,557,801	$926,641

During the year ended December 31, 2017, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	1,229,440,607	$1,309,243	$0.00045 to- $0.00731
Services - rendered	6,000,000	54,600	$0.0011 - $0.0107
Shares issued in exchange of interest – related party	800,000,000	960,000	$0.00001

Shares repurchased	(13,000,000)	(15,000)	$.0014
Total shares issued	1,222,440,607	$2,308,843

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the nine months ended September 30, 2018 and for the twelve months ended December 31, 2017, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of September 30, 2018, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	19,220,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	(5,600,000)
Balance, September 30, 2018	13,620,690	$0.01	0.7

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of September 30, 2018 is as follows:

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

(C) Stock Options

On July 6, 2017, Company's Chief Financial Officer ("CFO"), the Company issued 95,332,500 options to buy common shares of the Company's stock at $0.00253 per share, good for three years to the CFO. The Company recognized an expense of $191,361 for nine months ended September 30, 2018. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends 0%

Expected volatility 178.27%

Expected term 3 Years

Risk free interest rate 0.69%

The following tables summarize all option grants as of September 30, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2017	2,866,652		$0.13	1.02
Granted	95,332,500		$0.0025	2
Exercised	—		$—	—
Forfeited or Canceled	(2,866,652)		$—	—
Outstanding – September 30, 2018	95,332,500	$	0.0025-	1.55-
Exercisable – September 30, 2018	95,332,500

NOTE 7         COMMITMENTS

(A) Consulting Agreement

On July 1, 2018 the Company entered into a new engagement with a consultant for a period of one year. Either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 5 day notice. In connection with this agreement, the consultant will receive a compensation equal to $120,000 on or before June 30, 2019. No payments have been made as of September 30, 2018 and the amount was accrued.

On March 5, 2018 the Company entered into a consulting services agreement with a consultant. The agreement will continue until March 5, 2019. During the last nine months of the agreement, either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 5 day notice. In connection with this agreement, the consultant received shares of common stock and hourly compensation. On April 4, 2018 the Company issued 2,678,571 shares of Company’s common stock in connection with March 5, 2018 consulting agreement with a fair value of $1,500 ($$0.00055/share).

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

On October 12, 2017 the Company entered into a new engagement with its corporate counsel McMenamin Law Group, for corporate legal services to be provided from January 1, 2018 through December 31, 2018. Specifically the Company agreed to pay a flat fee totaling $32,500 in the following installment, (i) $10,000 on January 2, 2018, (ii) $7,500 on March 31, 2018, (iii) $7,500 on September 30, 2018, and (iv) $7,500 on October 31, 2018.

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.  The Company believes that the Order for fees is without merit and has appealed. For the nine months ended September 30 , 2018 and year ended December 31 2017, the Company recorded judgement payable on the balance sheet for $819,626, respectively.

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

NOTE 9       SUBSEQUENT EVENTS

Subsequent to September 30, 2018, principal shareholder paid an aggregate $37,235 in expenses on Company’s behalf as an advance under the terms of the line of credit agreement (See Note 3 (D)).

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

Results of Operations

For the three months ended September 30, 2018 and 2017.

General and Administrative Expenses: Our general and administrative expenses were $102,779 for the three months ended September 30, 2018 and $107,721 for the three months ended September 30 , 2017, representing a decrease of $4,942 or approximately 5%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $149,429 for the three months ended September 30, 2018 and $30,000 for the three months ended September 30, 2017, representing an increase of $119,429 or approximately 398%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $131,126 for the three months ended September 30, 2018 and $99,525 for the three months ended September 30, 2017, representing an increase of $31,601 or approximately 93%, as a result of normal business operations.

Compensation: Our compensation expenses were $150,000 for the three months ended September 30, 2018 and $353,361 for the three months ended September 30, 2017, representing change of ($203,361), or approximately 58%, as a result of our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Net Loss: Our net loss for the three months ended September 30, 2018 was $253,077. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the nine months ended September 30, 2018 and 2017.

General and Administrative Expenses: Our general and administrative expenses were $384,605 for the nine months ended September 30 , 2018 and $319,690 for the nine months ended September 30 , 2017, representing an increase of $64,915 or approximately 20.30%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $225,782 for the nine months ended September 30, 2018 and $92,600 for the nine months ended September 30, 2017, representing an increase of $133,182, or approximately 144%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $131,126 for the nine months ended September 30, 2018 and $416,404 for the nine months ended September 30, 2017, representing a decrease of $285,278 or approximately 69%, as a result of normal business operations.

Compensation: Our compensation expenses were $492,000 for the nine months ended September 30, 2018 and $677,361 for the nine months ended September 30, 2017, representing change of $185,361, or approximately 27%, as a result of our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Net Loss: Our net loss for the nine months ended September 30, 2018 was $5,011,919. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2018 and 2017, were $0 and $0, respectively. We have an accumulated deficit of $86,454,341 for the period from December 9, 2005 (inception) to September 30, 2018, and have negative cash flow from operations of $977,637 for the nine months ended September 30, 2018.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2018, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the quarter ended September 30, 2018:

		Nine months ended September 30, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,495,100

Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	487,061

Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	201,000

Convertible Debt		6,160,429	6,112,938
Less: Debt Discount		(327,474)	(610,686)
Less: Debt Issue Costs		(7,737)	(27,436)
Convertible Debt - net		5,825,218	5,474,816

During the nine months ended September 30, 2018 and year December 31, 2017, the Company issued convertible notes totaling $869,579 and $1,799,264, respectively.

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

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the nine months ended September 30, 2018, the principal stockholder has advanced $434,904 and was repaid $284,957 under the terms of this line of credit. The line of credit balance as of September 30, 2018 is $184,180 and accrued interest related is $114,727.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

Below is a summary of our capital-raising activities for the three months ended September 30, 2018 and underlying terms:

On August 8, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated February 6, 2018 with the original principal amount of $78,000 for 83,333,333 shares based on a conversion price of $0.00012 per share (See Note 6).

On August 13, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated February 6, 2018 with the original principal amount of $78,000 for 83,333,333 shares based on a conversion price of $0.00012 per share (See Note 6).

On August 27, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated February 6, 2018 with the original principal amount of $78,000 for 133,333,333 333 shares based on a conversion price of $0.00006 per share (See Note 6).

On August 27, 2018, the Company entered into a conversion agreement with JSJ Investments, Inc., relating to a convertible promissory note dated February 9, 2018 with the original principal amount of $75,000 for 208,333,333 shares based on a conversion price of $0.00012 per share (See Note 6).

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

Date: November 7, 2018.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)