Form 10-Q/A
period 2018-09-30
Max Sound Corp
filed 2018-11-13
CIK 1353499

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

EXPLANATORY NOTE

Max Sound Corporation (the “Company,” “we,” “us,” “our,” or “Max Sound”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), as originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 9, 2018.

The Company inadvertently entered an INCORRECT number of shares (typo) in Item 2 of the September 30, 2018 Form 10Q for the August 27, 2018 Power Up Lending Group, LTD conversion.

The CORRECT number of shares that were ACTUALLY RECORDED in the transaction was 133,333,333 (million NOT billion). So this amendment removes the incorrect share amount mistakenly entered in Item 2 and it replaces it with the ACTUAL NUMBER CONVERTED.

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

On August 27, 2018, the Company entered into a conversion agreement with Power Up Lending Group, LTD, relating to a convertible promissory note dated February 6, 2018 with the original principal amount of $78,000 for 133,333,333 shares based on a conversion price of $0.00006 per share (See Note 6).

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

Date: November 13, 2018.

MAX SOUND CORPORATION
(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)