Form 10-K
period 2018-12-31
Max Sound Corp
filed 2019-03-29
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Road # 802 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

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

As of March 26, 2019, there were 6,577,102,823shares issued and outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.

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

On January 17, 2011, Mr. Halpern resigned as the Company’s CEO and John Blaisure was appointed as CEO.  In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the MAX-D technology.  Our current website (maxd.audio) is used to showcase the MAX-D technology.  On March 8, 2011, the Company changed its name to Max Sound Corporation, and its trading symbol on the OTC Bulletin Board to MAXD.

Max Sound Corporation owns the worldwide rights to all fields of use to MAX-D HD Audio, which was invented by Lloyd Trammell, a top sound designer and audio engineer who helped develop and sell the first working Surround Sound System to Hughes Aircraft.  Mr.Trammell, also developed MIDI for Korg.  We believe that MAX-D is to Audio what High Definition is to Video.  MAX-D works by converting all audio files to their highest possible acoustically perfect equivalent without increasing files size or bandwidth usage.

No later than June 20, 2014, MAXD entered into a representation agreement with VSL Communications, Inc., making MAXD the exclusive agent to VSL to enforce all rights with respect to patented technology owned and controlled by VSL. In particular, the Company announced that it had acquired a worldwide license and representation rights to a patented video and data technology “Optimized Data Transmission System and Method” (ODT) which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represents thirty three times reduction associated with transport cost and the time it takes for the video or digital content to be viewed by an end-user. As described more fully in the Legal Proceedings Section, The Company has since filed suit against Google, Inc., YouTube, LLC, and On2 Technologies, Inc., alleging willful infringement of the patent.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, the Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the

Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41 The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy theODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. The Company is taking recourse by planning to file a petition for rehearing en banc, where all judges of the appellate court will hear the case. This petition is based on a precedent case similar to Max Sound’s case with the same defense lawyer for the opposing side, the same judges who heard the case and a similar chain of events. Max Sound has until April 11, 2019 to file the petition. For the twelve months endedDecember 31, 2018, the Company recorded the judgement payable on the balance sheet.

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

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. In February 2019, that court gave a dismissal without prejudice, and the virtue of an appeal is being considered going forward.

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

Qualcomm

The Company is currently working under its existing license with Qualcomm to implement onto the 600 and 700series Snap Dragon chip series and is completing an application that improves voice transmission on mobile devices and has great potential as a revenue share arrangement with many Qualcomm OEM’s by providing a better experience to consumers and a competitive marketing advantage globally.  The license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice. The Company believes MAXD Voice will be ready for product demonstration in Q2 and is working with related retailers to deliver a newly branded series of MAX-D portable blue tooth speakers, ear buds and head phones with projected Q2 launch.

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

MAX-D App:

In 2018, the Company’s Mobile App user base (with no dedicated marketing budget being employed) had over 750,000 subscribers on the free version of our HD Audio App for MP3’s on Android andApple.

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

Employees

As of December 31, 2018, we had 3 employees, of which all were full-time. Since that time, the Company had reduced its overhead and staff by 1 employee.

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

Over the next twelve months, our focus will be on achieving and implementing the following:

·	The marketing of the MAX-D Apple iOS APP for smartphones into the direct consumer market. This includes the ability to upgrade to a paid version and stream content through the MAX-D Apps.
·	MAX-D is available to Qualcomm OEM’s on the 600 Series Snap Dragon and soon the 700 Series
·	Settle one or more of our ongoing litigations.

Long-Term Goals

·	Increase Max Sound’s customer base producing scalable consumer adoption and branding.
·	Make a financial return on the investments of the last year, with new sales and reduction of indirect costs, to become cash flow positive and then profitable in 2019.
·	Increased adoption by industry leaders and differentiated as a deliverer of game-changing audio technology.

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

ITEM 2.         PROPERTIES.

Office Arrangements and Operational Activities

In November 2010, we leased our MAX-D post-production facility at 2902A Colorado Ave., Santa Monica, CA, 90404. The lease was for two years with one-year renewable options. On February 5, 2016, the Company closed the Santa Monica office space located at 2902A Colorado AvenueSanta Monica, CA 90404 centralizing its new address of record at 3525 Del Mar Heights Road, #802, San Diego, CA 92130

ITEM 3.         LEGAL PROCEEDINGS.

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

Price

	High	Low
2018
First quarter	$.0015	$.0002
Second quarter	$.0006	$.0002
Third quarter	$.0004	$.0002
Fourth quarter	$.0005	$.0001

2017
First quarter	$.0175	$.007
Second quarter	$.008	$.0017
Third quarter	$.0028	$.001
Fourth quarter	$.0017	$.0006

Holders

As of December 31, 2018, in accordance with our transfer agent records, we had 2612 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

NONE

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

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google [x], the project was internally valued by Google at $120 Billion USD a year. Since then, Flux has since been spun-out of Google [x], funded and has quickly growing, upon information and belief, to over 800 employees according to one of its founders. MAXD, on behalf of Attia’s, have since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets. Since this time, the Company has advanced the case(s) and has signed additional agreements with the inventor as late as February 21st, 2017 and with additional counsel in June 2018 to support the RICO claim.

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2019.

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

Results of Operations

For the year ended December 31, 2018 and December 31, 2017:

General and Administrative Expenses: Our general and administrative expenses were $357,225 for the year ended December 31, 2018 and $371,720 for the year ended December 30, 2017, representing a decrease of 14,495, or approximately 4%,as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees:  Our consulting fees were $294,034 for the year ended December 31, 2018 and $126,950 for the year ended December 31, 2017, representing anincrease of $167,084, or approximately 132%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $221,244 for the year ended December 31, 2018 and $551,469 for the year ended December 31, 2017, representing decrease of $330,225 or approximately 60%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $600,000 for the year ended December 31, 2018 and $839,361 for the twelve months ended December 31, 2017, representing a decrease of $239,361, or approximately 29%, as a result of decrease in our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Judgment: Our Judgment expense was $0 for the year ended December 31, 2018 and $888,821 for the year ended December 31, 2017, representing decrease of $888,821, or approximately 100%, as a result of the court issued order on September 25, 2017.

Net Loss: Our net loss for the twelve months ended December 31, 2018 was $12,153,248. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2018 and 2017, were $0 and $0, respectively. We have an accumulated deficit of $93,595,670 for the period from December 9, 2005 (inception) to December 31, 2018, and have negative cash flow from operations of $1,100,221 for the twelve months endedDecember 31, 2018.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2018, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the quarter endedDecember 31, 2018:

The convertible notes issued for years December 31, 2018 and 31, 2017, consist of the following terms:

		Year ended December 31, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,495,100
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000

Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	487,061
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion

Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	201,000

Convertible Debt		6,160,429	6,112,938
Less: Debt Discount		(169,377)	(610,686)
Less: Debt Issue Costs		(3,525)	(27,436)
Convertible Debt - net		5,987,527	5,474,816

During the year ended December 31, 2018 and year ended December 31, 2017, the Company issued convertible notes totaling $869,579, less the original issue discount and debt issue costs of $42,379, for net proceeds of $827,200 and $1,799,264, respectively.

Loans and Advances

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

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017, $34,156 is owed under the line of credit including the accrued interest of $306. During the year ended December 31, 2018, the principal stockholder has advanced $557,299accrued $3,792 in interest and was repaid $284,957 under the terms of this line of credit. The line of credit balance and accrued interest as of December 31, 2018 is $310,290.

Recent Accounting Pronouncements

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The adoption of this guidance did not have a material impact on our financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective October 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us commencing on October 1, 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our financial statements.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended December 31, 2018and 2017, respectively.

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

During the year ended December 31, 2018, the Company recorded an asset impairment of $28,211 consisting of office furniture and equipment. The assets are fully impaired and the remaining carrying value is $0 for the year ended December 31, 2018.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2018 and 2017.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Max Sound Corporation (the “Company”) as of December 31, 2018 and 2017, the related statements of loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2018, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ G.A. Wahl
We have served as the Company’s auditor since 2015.
Newport Beach, California March 28, 2019

Max Sound Corporation

Financial Position

ASSETS

	December 31, 2018	December 31, 2017
Current Assets
Cash	$449	$745
Prepaid expenses	-	59,730
Total Current Assets	449	60,475
Property and equipment, net	-	44,063
Total Assets	$449	$104,538
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$675,295	$399,761
Accrued expenses	1,245,600	814,930
Accrued expenses - related party	404,429	43,000
Judgement payable	819,626	819,626
Line of credit - related party	306,575	34,156
Derivative liability	13,849,591	5,909,121
Convertible note payable, net of debt discount of $169,377 and $610,686, and related debt issue costs of $3,525 and $27,436, respectively	5,987,527	5,474,816
Total Current Liabilities	23,288,643	13,495,410
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 4,250,000,000 shares authorized,
6,573,852,824 and 2,158,961,690 shares issued and outstanding, respectively	65,867	21,718
Additional paid-in capital	70,776,084	68,564,307
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(93,595,670)	(81,442,422)
Total Stockholders' Deficit	(23,288,194)	(13,390,872)
Total Liabilities and Stockholders' Deficit	$449	$104,538

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Operations

	For the Years Ended,
	December 31, 2018	December 31, 2017

Revenue	$—	$—

Operating Expenses
General and administrative	357,225	371,720
Consulting	294,034	126,950
Professional fees	221,244	551,469
Website development	4,000	28,700
Compensation	600,000	839,361
Judgement payable	-	888,821
Total Operating Expenses	1,476,503	2,807,021

Loss from Operations	(1,476,503)	(2,807,021)

Other Income / (Expense)
Other income	-	26
Interest expense	(453,469)	(1,399,786)
Interest expense – related party	(418,510)	-
Derivative Expense	(375,302)	(639,224)
Amortization of debt offering costs	(44,426)	(96,338)
Gain/(Loss) on debt settlement	-	(239,203)
Amortization of debt discount	(1,276,576)	(2,647,357)
Change in fair value of embedded derivative liability	(8,080,251)	868,761
Impairment of fixed assets	(28,211)	-

Total Other Income / (Expense)	(10,676,745)	(4,153,121))

Provision for Income Taxes	—	—

Net Loss	$(12,153,248)	$(6,960,142))

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	5,280,292,846	1,404,057,270

See Accompanying notes to financial Statements

Max Sound Corporation

Statement of Changes in Stockholder’s Equity

Years Ended December 31, 2018 and 2017

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)
Balance, December 31, 2016	5,000,000	$50	-	$-	935,642,115	$9,355	$64,355,387	$(74,482,280)	$(519,575)	$(10,637,063)

Convertible debt, accrued interest and penalty conversion into common stock	-	-	-	-	1,229,440,607	12,294	1,296,949	-	-	1,309,243

Common stock issued for services ($0.009/sh) - related party	-	-	-	-	6,878,968	69	54,531	-	-	54,600
Common stock issued in exchange for accounts payable ($0.01/sh)	-	-	-	-	-	-	-	-	-	-
Common stock issued in exchange accrued interest - related party ($0.0012/sh)	-	-	-	-	800,000,000	8,000	952,000	-	-	960,000
										-
Preferred stock issued in exchange for common stock - related party	5,000,000	50			(800,000,000)	(8,000)	7,950			(0)
Buyback of common shares	-	-	-	-	(13,000,000)	-	-	-	(15,000)	(15,000)
Warrants issued to services to related party	-	-	-	-	-	-	191,361	-	-	191,361
Reclassification of derivative liability associated with convertible debt	-	-	-	-	-	-	1,706,129	-	-	1,706,129
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	(6,960,142)	-	(6,960,142)
Balance, December 31, 2017	10,000,000	$100	-	$-	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$(534,575)	$(13,390,872)

Convertible debt, accrued interest and penalty conversion into common stock	-	-	-	-	4,373,012,563	43,730	834,484	-	-	878,214

Common stock issued for services ($0.0008/sh)	-	-	-	-	32,678,571	327	46,173	-	-	46,500
Common stock issued in exchange for warrant forgiveness	-	-	-	-	9,200,000	92	2,668	-	-	2,760
										-
Reclassification of derivative liability associated with convertible debt	-	-	-	-	-	-	1,328,452	-	-	1,328,452
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	(12,153,248)	-	(12,153,248)
Balance, December 31, 2018	10,000,000	$100	-	$-	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

See Accompanying notes to financial Statements

Statement of Cash Flows

	For the Years Ended,
	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(12,153,248)	$(6,960,142)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	15,852	42,459
Loss on impairment of fixed assets	28,211	-
Stock and stock options issued for services	46,500	54,600
Warrant issued to employees – related party	-	191,361
Stock issued in exchange of warrant forgiveness	2,760	-
Amortization of debt offering costs	44,426	96,338
Amortization of debt discount	1,276,575	2,647,357
Change in fair value of derivative liability	8,080,251	(868,761)
Derivative Expense	375,302	639,229
Changes in operating assets and liabilities:
Shares issued for interest – related party	-	960,000
Cash paid on accrued interest	-	(4,927)
Decrease in prepaid expenses	59,730	2,500
Increase accounts payable	276,349	161,169
Decrease in security deposit	-	413
Increase in accrued expenses	485,642	451,925
Increase in accrued expenses – related party	361,429	43,306
Increase in judgement payable	-	819,626
Net Cash Used In Operating Activities	(1,100,221)	(1,723,552)

Cash Flows From Investing Activities:
Purchase of property equipment	-	(25,100)
Net Cash Used In Investing Activities	-	(25,100)

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	557,679	48,500
Repayment from stockholder loans / lines of credit	(284,954)	(15,000)
Repayment of convertible note	-	(233,743)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	827,200	1,799,264
Repayment of note payable	-	(20,000)
Cash paid on common stock repurchase	-	(15,000)
Net Cash Provided by Financing Activities	1,099,925	1,564,371

Net Decrease in Cash	(296)	(184,281)

Cash at Beginning of Year	745	185,026

Cash at End of Year	$449	$745

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$4,297
Cash paid for taxes	$8,709	$2,832

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$878,214	$1,309,243
Conversion of common to preferred stock	$-	$8,000
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$1,328,452	$1,706,129

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018 and December 31, 2017, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2018 and December 31, 2017.

(G) Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

The computation of basic and diluted loss per share for the years ended December 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2018	December 31, 2017

Stock Warrants (Exercise price - $0.25 - $.52/share)	11,620,690	19,220,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000150/share)	85,342,765,754	8,399,417,649
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	85,699,718,944	8,763,970,809

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 82,273,571,767 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2018	2017

Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences
Net Operating Loss Carryforward	9,973,745	9,307,403
Valuation allowance	(9,973,745)	(9,307,403)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2018	2017
Expected income tax recovery (expense) at the statuary rate of 27.64%	$(3,358,672)	$(1,923,505)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	106,748	181,294
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(2,585,582)	141,066

Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	666,342	1,601,145

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2037.

The net change in the valuation allowance for the year ended December 31, 2018 and 2017 was an increased/ (decreased) of $666,342 and $1,601,145, respectively.

The components of income tax expense related to continuing operations are as follows:

	2018	2017
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—
	$—	$—

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The adoption of this guidance did not have a material impact on our financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective October 1, 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective October 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us commencing on January 1, 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our financial statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2018 and December 31, 2017, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31 , 2018				December 31, 2017
	Fair Value Measurement Using				Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	13,849,591	—	13,849,591	—	5,909,121	—	5,909,121

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

NOTE 2           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $12,153,248for the year ended December 31, 2018, has an accumulated deficit of $93,595,670 as of December 31, 2018, and has negative cash flow from operations of $1,100,221 for the year ended December 31, 2018.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

 The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2018 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2019 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of December 31, 2018	As of December 31, 2017

Line of credit– related party	$306,575	$34,156
Accrued interest – related party	233,484	-
Accrued expenses – related party	170,945	43,000

Convertible debt	$6,160,429	6,112,938
Less: debt discount	(169,377)	(610,686)
Less: debt issue costs	(3,525)	(27,436)
Convertible debt - net	5,987,527	5,474,816

Total current debt	6,698,531	$5,551,972

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate

Balance – December 31, 2016	$-
Borrowings during the year ended December 31, 2017	48,850
Interest accrual	306
Repayments	($15,000)
Balance - December 31, 2017	$34,156

Borrowings during the years ended December 31, 2018	557,299	4%
Interest accrual	3,792
Repayments	(284,957)
Balance - December 31, 2018	$310,290

Accounts payable consists of the following:

	As of December 31, 2018	As of December 31, 2017

Accounts Payable	$675,295	$399,761
Total accounts payable	$675,295	$399,761

(B) Convertible Debt

During the year ended December 31, 2018 and year ended December 31, 2017, the Company issued convertible notes totaling $869,579, less the original issue discount and debt issue costs of $42,379, for net proceeds of $827,200 and $1,753,411, respectively.

The convertible notes issued for years December 31, 2018 and 31, 2017, consist of the following terms:

		Year ended December 31, 2018 Amount of Principal Raised	Year ended December 31, 2017 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,495,100
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,164,777
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000

Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	Paid on conversion
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	487,061
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	Paid on conversion
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	Paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	201,000

Convertible Debt	6,160,429	6,112,938
Less: Debt Discount	(169,377)	(610,686)
Less: Debt Issue Costs	(3,525)	(27,436)
Convertible Debt - net	5,987,527	5,474,816

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

During the year ended December 31, 2018, the Company converted debt and accrued interest, totaling $878,214 into 4,289,679,230 shares of common stock

During the year ended December 31, 2017, the Company converted debt and accrued interest, totaling $1,309,243 into 1,229,440,607 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2016	5,597,598	4% - 10%	November 4, 2015 –March 10, 2018
Borrowings during the year ended December 31, 2017	1,972,868	8%
Non-Cash Reclassification of accrued interest converted	85,459
Conversion of debt to into 1,229,440,607 shares of common stock with a valuation of 1,309,243 ($0.00045 - $0.00731/share) including the accrued interest of $85,459	(824,381)
Convertible Debt Balance as of December 31, 2017	6,112,938	4% - 10%	November 4, 2015 –December 7, 2018
Borrowings during the year ended December 31, 2018	869,579	8%
Non-Cash Reclassification of accrued interest converted	56,126
Conversion of debt to into 4,373,012,563 shares of common stock with a valuation of 878,214 ($0.0006 - $0.00065/share) including the accrued interest of $56,126	(878,214)

Convertible Debt Balance as of December 31, 2018	6,160,429	4% - 12%	November 4, 2015 –May 22, 2019

(B)	Debt Issue Costs

During the years ended December 31, 2018, the Company paid debt issue costs totaling $20,500

During the year ended December 31, 2017, the Company paid debt issue costs totaling $77,525.

The following is a summary of the Company’s debt issue costs:

	Year ended December 31 , 2018	Year Ended December 31, 2017

Debt issue costs	$362,423	343,898
Accumulated amortization of debt issue costs	(358,898)	(316,462)

Debt issue costs – net	$3,525	27,436

During the years ended December 31, 2018 and 2017 the Company amortized $44,426 and $96,338, of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the years ended December 31, 2018 and 2017, the Company recorded debt discounts totaling $813,386 and $2,647,357, respectively.

The debt discount and the original issue discount recorded in 2018 and 2017 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $1,276,576 and $2,647,357 during the years ended December 31, 2018 and 2017, respectively, to amortization of debt discount expense.

	Years the ended December 31, 2018	Year Ended December 31, 2017

Debt discount	$13,221,839	12,386,574
Accumulated amortization of debt discount	(13,052,462)	(11,775,888)

Debt discount - Net	$169,377	610,686

(D) Line of Credit – Related Party

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000. Subsequently, on October 2, 2017, the Company entered into a two year line of credit agreement with the principal stockholder in the amount of $200,000.    The line of credit carries an interest rate of 4%.

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the year ended December 31, 2018, the principal stockholder has advanced $557,299accrued $3,792 in interest and was repaid $284,957 under the terms of this line of credit. The line of credit balance and accrued interest as of December 31, 2018 is $310,290.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability -December 31, 2016	$5,906,940
Fair value at the commitment date for convertible instruments	2,577,074
Change in fair value of embedded derivative liability for warrants issued	(200,480)
Change in fair value of embedded derivative liability for convertible instruments	(668,281)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,319,638)
Change from repayments	(386,494)
Derivative Liability -December 31, 2017	$5,909,121
Fair value at the commitment date for convertible instruments	1,188,688
Change in fair value of embedded derivative liability for warrants issued	17,993
Change in fair value of embedded derivative liability for convertible instruments	8,062,258
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(1,328,469)
Derivative Liability –December 31, 2018	$13,849,591

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for the years ended December 31, 2018 and 2017 of $375,302 and $639,224 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	296.54%-579.57%
Expected term:	0.08 - 3 Years	0.11–1.01 Years
Risk free interest rate:	0.06% - 2.31%	2.23% - 2.63%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	90.12% -297%
Expected term:	0.08 - 3 Years	0.01–1.40 Years
Risk free interest rate:	0.06% - 1.60%	0.01% - .1.83%

NOTE 5           PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, respectively, property and equipment is as follows:

	December 31, 2018	December 31, 2017

Website Development	$294,795	$294,795
Furniture and Equipment	143,071	143,071
Leasehold Improvements	6,708	6,708
Software	54,598	54,598
Music Equipment	2,578	2,578
Office Equipment	80,710	80,710
Domain Name	1,500	1,500
Sign	628	628
Total	584,588	584,588
Less: impairment of assets	(28,211)	-
Less: accumulated depreciation and amortization	(556,377)	(540,525)
Property and Equipment, Net	$-	$44,063

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $15,852 and $42,459, respectively.

During the year ended December 31, 2018, the Company recorded an asset impairment of $28,211 consisting of office furniture and equipment. The assets are fully impaired and the remaining carrying value is $0 for the year ended December 31, 2018.

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

(A)	Common Stock

During the years ended December 31, 2018, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	4,373,012,563	$878,214	$0.0006 to- $0.00065
Services - rendered	32,678,571	46,200	$0.0026
Shares issued in exchange for warrant forgiveness	9,200,000	2,760	$0.0003
Total shares issued	4,414,891,134	$927,474

During the year ended December 31, 2017, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	1,229,440,607	$1,309,243	$0.00045 to- $0.00731
Services - rendered	6,000,000	54,600	$0.0011 - $0.0107
Shares issued in exchange of interest – related party	800,000,000	960,000	$0.00001

Shares repurchased	(13,000,000)	(15,000)	$.0014
Total shares issued	1,222,440,607	$2,308,843

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the years ended December 31, 2018 and 2017, respectively, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	19,220,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	(7,600,000)
Balance, December 31, 2018	11,620,690	$0.01	0.2

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	0.16	$—
$0.005	1,000,000	1,000,000	0.40	$—
$0.0029	8,620,690	8,620,690	0.25	$—

	13,620,690	13,620,690	0.25	$—

 A summary of all outstanding and exercisable warrants as of December 31, 2017 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	1.16	$—
$0.005	1,000,000	1,000,000	1.40	$—
$0.0029	8,620,690	8,620,690	1.25	$—
$0.006	5,600,000	5,600,000	1.39
$0.12	2,000,000	2,000,000	0.77	$—

	19,220,690	19,220,690	1.2	$—

(C) Stock Options

On July 6, 2017, Company's Chief Financial Officer ("CFO"), the Company issued 95,332,500 options to buy common shares of the Company's stock at $0.00253 per share, good for three years to the CFO. The Company recognized an expense of $191,361 for year ended December 31, 2018. The Company recorded the fair value of the options based on the fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividends 0%

Expected volatility 178.27%

Expected term 3 Years

Risk free interest rate 0.69%

The following tables summarize all option grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2016	2,866,652		$0.13	1.02
Granted	95,332,500		$0.0025	2
Exercised	—		$—	—
Forfeited or Canceled	(2,866,652)		$—	—
Outstanding – December 31, 2017	95,332,500		$0.13	1.02
Exercised	—		$—	—
Forfeited or Canceled	-)		$—	—
Outstanding – December 31, 2018	95,332,500	$	0.0025-	1.51-
Exercisable – December 31, 2018	95,332,500

NOTE 7         COMMITMENTS

(A) Consulting Agreement

On July 1, 2018 the Company entered into a new engagement with a consultant for a period of one year. Either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 5 day notice. In connection with this agreement, the consultant will receive a compensation equal to $120,000 on or before June 30, 2019. No payments have been made as of December 31, 2018 and the amount was accrued.

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

On January 29, 2018 the Company entered into a consulting services agreement with a consultant. The agreement will continue until January 29, 2019. During the last nine months of the agreement, either Consultant or the Company may terminate the agreement at any time and for any reason by giving the other party 30 day notice. In connection with this agreement, the consultant received 30,000,000 shares of common stock each upon the executing of the agreement with a fair value of $45,000 ($0.0015/share).

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, the Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41 The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. The Company is taking recourse by planning to file a petition for rehearing en banc, where all judges of the appellate court will hear the case. This petition is based on a precedent case similar to Max Sound’s case with the same defense lawyer for the opposing side, the same judges who heard the case and a similar chain of events. Max Sound has until April 11, 2019 to file the petition. For the twelve months ended December 31, 2018, the Company recorded the judgement payable on the balance sheet.

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

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties have begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018.On June 1, 2018, Adli filed a motion for summary judgment on numerous issues. One issue raised by Adli (at the very end of their motion and in only a single paragraph)

was that Max Sound was a forfeited corporation and thus, “is foreclosed from prosecuting any action in California courts.” Adli did not raise this issue before filing its papers. Max Sound’s counsel, SML Avvocati, P.C. had since learned that the California Franchise Tax Board contended that Max Sound owed back taxes, hence the forfeiture. Max Sound hired a CPA tax specialist to assist with paying its outstanding taxes and to obtain a revivor to cure its forfeited status and thus be able to regain its ability to both defend itself in this action and prosecute its counterclaims. However, despite working diligently with the hope of resolving this issue before the summary judgment motion hearing set for September 6, 2018, Max Sound had not resolve its issues with the state of California and had not yet obtained a revivor. As a result, Max Sound respectfully requested that the court grant a stay in the proceedings until Max Sound was able to obtain a revivor or, in the alternative, a continuance of all proceedings. A stay or continuance was necessary because Max Sound’s counsel would not be able to respond to the pending summary judgment motion (or any other substantive proceeding), and Max Sound would be unable to defend itself against this action or prosecute its cross-complaint until Max Sound’s forfeited status was cured. The court provided a summary default judgment in favor of Adli. After entry of the adverse judgment subject to appeal, Appellant Max Sound requested that the SML Avvocati, P.C. firm file a notice of appeal on its behalf. The SML Avvocati, P.C. firm agreed to file the notice of appeal and to represent Appellant, Max Sound, in connection with the appeal. On November 21, 2018, the SML Avvocati, P.C. firm filed a notice of appeal on Appellant’s behalf before the Superior Court, which was followed on December 4, 2018, by a notice designating record on appeal. On December 17, 2018, the SML Avvocati, P.C. firm filed a Civil Case Information Statement before the Court on Appellant’s behalf. SML Avvocati, P.C. was scheduled to file an opening brief on February 12, 2019. In the week of March 18, 2019, the SML Avvocati, P.C. firm informed Appellant for the first time that it would not file any brief on Appellant’s behalf or take any further action in the appeal unless Appellant immediately paid them an exorbitant sum of allegedly unpaid attorney’s fees. SML Avvocati, P.C. did not file a motion to withdraw as counsel with the Court, nor did SML Avvocati, P.C. take any steps before the Court to protect Appellant’s interest, such as filing a request for an extension of time to file Appellant’s Opening Brief so that Appellant could locate new counsel. Instead, the SML Avvocati, P.C. firm improperly sought to use the imminent deadline for filing the Appellant’s Opening Brief to extort the unwarranted payment from Appellant of disputed attorney’s fees. Appellant refused to give in to thSML Avvocati, P.C.’s improper attempt at extortion. A notice of default was issued by the Court on March 8, 2019, such that the 15-day default period expired on March 25, 2019. Despite substantial efforts, however, Appellant was unable to locate new appellate counsel until March 26, 2019. Max Sound’s new counsel, Klapach &Klapach, P.C. filed an application for a 30-day extension to file the opening brief. The extension was granted and the opening brief is now due April 26, 2019.

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

NOTE 9       SUBSEQUENT EVENTS

Subsequent to December 31, 2018, principal shareholder paid an aggregate $56,351 in expenses on Company’s behalf as an advance under the terms of the line of credit agreement (See Note 3 (D)).

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

Item 9B. Other Information

None.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION

Greg Halpern	60	Chairman, Chief Financial Officer
John Blaisure	60	President & Chief Executive Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2018.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2018, and 2017 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Greg Halpern, CFO	2018	288,000		0	0	0	0	288,000
	2017	192,000		0	0	0	0	192,000

John Blaisure, CEO	2018		164,000	0	0	0	44,252	208,252
	2017		144,000	0	0	0	0	144,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2017.

Outstanding Option Awards at Fiscal Year-End

Number of Securities Underlying Unexercised Options
Name	Exercisable Options	Unexercisable Options	Option Weighted Average Exercise Price	Option Expiration Date
Greg Halpern	95,332,500		$ 0.0025	July5, 2020

Other than as disclosed above, there were no stock options issued or exercised during the fiscal year ended December 31, 2018 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

REPLACE TABLE

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percent of Class (2)

Preferred Stock	Greg Halpern	10,000,000	(2)	66.8%

Common Stock	Greg Halpern	2,510,933		0.07%

Common Stock	John Blaisure	28,300,960	(3)	0.8%

Common Stock	Total Shares owned by Directors and officers	40,811,893		67.67%

(1)        Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 3525 Del Mar Heights Road, #802, San Diego, California, 92130.

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

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $34,600, and $75,600, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $4,590, and $11,090, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2018 and 2017.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2018 associated with all prior Form10 filings are incorporated herein by reference.

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

Date: March 28, 2019

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer