Form 10-Q
period 2019-03-31
Max Sound Corp
filed 2019-05-14
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Rd #802 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 14, 2018, the registrant had 6,577,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNADOTED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNADOTED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNADOTED) and DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED)ANDDECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

PAGES	F - 5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

ASSETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
Current Assets
Cash	$249	$449
Total Assets	$249	$446
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$686,635	$675,295
Accrued expenses	1,375,504	1,245,600
Accrued expenses - related party	647,452	404,429
Judgement payable	819,626	819,626
Line of credit - related party	363,087	306,575
Derivative liability	14,468,259	13,849,591
Convertible note payable, net of debt discount of $46,513 and $169,377, and related debt issue costs of $1,865 and $3,525, respectively	6,112,051	5,987,527
Total Current Liabilities	24,472,614	23,288,643
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 5,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,573,852,824 and 6,573,852,824 shares issued and outstanding, respectively	65,867	65,864
Additional paid-in capital	70,776,084	70,776,084
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(94,779,841)	(93,595,670)
Total Stockholders' Deficit	(24,472,365)	(23,288,197)
Total Liabilities and Stockholders' Deficit	$249	$446

See Accompanying notes to condensed unaudited financial Statements

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,

	March 31, 2019	March 31, 2018

Revenue	$—	$—

Operating Expenses
General and administrative	44,002	124,879
Consulting	11,800	41,700
Professional fees	19,393	62,451
Website development	5,250	-
Compensation	126,000	162,000
Total Operating Expenses	206,445	391,030

Loss from Operations	(206,445)	(391,030)

Other Income / (Expense)
Interest expense	(117,508)	(168,068)
Interest expense – related party	(117,023)	-
Derivative Expense	-	(97,856)
Amortization of debt offering costs	(1,660)	(19,326)
Gain/(Loss) on debt settlement	-	-
Amortization of debt discount	(122,866)	(525,019)
Change in fair value of embedded derivative liability	(618,669)	(6,333,513)

Total Other Income / (Expense)	(977,726)	(7,143,782)

Provision for Income Taxes	—	—

Net Loss	$(1,184,171)	$(7,534,812))

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,573,852,824	2,631,318,678

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation Statement of Changes in Stockholder’s Equity For the three months ended March 31, 2018
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2017	10,000,000	$100	—	$—	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$(534,575)	$(13,390,872)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	2,078,813,141	20,788	425,736	—	—	446,524

Common stock issued for services ($0.008/sh)	—	—	—	—	30,000,000	300	44,700	—	—	45,000

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	773,325	—	—	773,325

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(7,534,812)	—	(7,534,812)

Balance, March 31, 2018	10,000,000	$100	—	$—	4,267,774,831	$42,806	$69,808,068	$(88,977,234)	$(534,575)	$(19,660,835)

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated Deficit	Treasury Stock	Stockholder's Equity (Deficit)

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,184,171)	—	(1,184,171)

Balance, March 31, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(94,779,841)	$(534,575)	$(24,472,365)

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(1,184,171)	$(7,534,812)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	-	4,142
Stock and stock options issued for services	-	45,000
Amortization of debt offering costs	1,660	19,326
Amortization of debt discount	122,866	525,019
Change in fair value of derivative liability	618,669	6,333,513
Derivative Expense	-	97,856
Changes in operating assets and liabilities:
Increase accounts payable	11,337	5,468
Increase in accrued expenses	129,904	131,603
Increase in accrued expenses – related party	243,023	48,450
Net Cash Used In Operating Activities	(56,712)	(324,435)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	56,512	206,600
Repayment from stockholder loans / lines of credit	-	(240,450)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	-	358,000
Net Cash Provided by Financing Activities	56,512	324,150

Net Decrease in Cash	(200)	(285)

Cash at Beginning of Year	449	745

Cash at End of Year	$249	$460

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$-	$446,527
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$-	$773,325

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

On August 9, 2016, the Company moved a level down from OTCQB to OTC Pink Current Information where it is within the continued standards and pricing requirements as found in Section 2 of the OTCQB Eligibility Standards. The Company’s services, may re-apply at any time after a price increase to meet all of the OTCQB Eligibility Standards to be moved back to the higher OTCQB marketplace.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2019 and December 31, 2018.

(G) Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists;(2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

The computation of basic and diluted loss per share for the years ended March 31, 2019 and 2018, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2019	March 31, 2018

Stock Warrants (Exercise price - $0.25 - $.52/share)	1,000,000	19,220,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000150/share)	86,731,320,317	24,043,223,934
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	87,077,652,817	24,407,777,124

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 83,651,505,640 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

(K) Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Financial Statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Financial Statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ,  which  expands  the  scope  of  Topic  718  to  include  share-based  payment transactions  for  acquiring  goods  and  services  from  nonemployees.  An  entity  should  apply  the  requirements  of  Topic  718  to  nonemployee  awards  except  for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods,and interim periods within those annual periods, beginning  after  December  15,  2017,  with  early  adoption  permitted.  We are evaluating the impact of adopting this guidance on our Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years,  and  interim  periods  within  those  fiscal  years,  beginning  after  December  15,  2019.  Early adoption  is  permitted.  We are evaluating the impact of adopting this guidance on our Financial Statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Financial Statements.

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

 All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2019 and December 31, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

March 31, 2019				December 31, 2018
Fair Value Measurement Using				Fair Value Measurement Using

Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	14,468,259	—	14,468,259	—	13,849,591	—	13,849,591

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

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $1,184,171 for the three months ended March 31, 2019, has an accumulated deficit of $94,779,841 as of March 31, 2019, and has negative cash flow from operations of $56,712 for the three months ended March 31, 2019.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of March 31, 2019	As of December 31, 2018

Line of credit– related party	$363,087	$306,575
Accrued interest – related party	350,507	233,484
Accrued expenses – related party	296,945	170,945

Convertible debt	$6,160,429	6,160,429
Less: debt discount	(46,513)	(169,377)
Less: debt issue costs	(1,865)	(3,525)
Convertible debt - net	6,112,051	5,987,527

Total current debt	7,122,590	$6,698,531

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2018	$310,290
Borrowings during the three months ended March 31, 2019	56,513
Interest accrual	3,401
Balance –March 31, 2019	$370,204

Accounts payable consists of the following:

	As of March 31, 2018	As of December 31, 2018

Accounts Payable	$686,635	$675,295
Total accounts payable	$686,635	$675,295

(B) Convertible Debt

During the three months ended March 31, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

The convertible notes issued for three months ended March 31, 2019 and year ended December 31, 2018, consist of the following terms:

		Three months ended March 31, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560

Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579

Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		(46,513)	(169,377)
Less: Debt Issue Costs		(1,865)	(3,525)
Convertible Debt - net		6,112,051	5,987,527

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

During the year ended December 31, 2018, the Company converted debt and accrued interest, totaling $878,214 into 4,289,679,230 shares of common stock

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2018	6,160,429	4% - 12%
Borrowings	-
Conversions	-
Convertible Debt Balance as of March 31, 2019	6,160,429

(B) Debt Discount & Original Issue Discount

During the years ended December 31, 2018, the Company paid debt issue costs totaling $20,500

The following is a summary of the Company’s debt issue costs:

	Three months ended March 31, 2019	Year Ended December 31, 2018

Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(360,558)	(358,898)

Debt issue costs – net	$1,865	3,525

During the three months ended March 31, 2019 and 2018 the Company amortized $1,660 and $19,326 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the three months ended March 31, 2019 and year ended December 31, 2018, the Company recorded debt discounts totaling $0 and $366,080, respectively.

The debt discount and the original issue discount recorded in 2019 and 2018 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $122,866 and $525,019 during the three months ended March 31, 2019 and 2018, respectively, to amortization of debt discount expense.

	Three months ended March 31, 2019	Year Ended December 31, 2018

Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,175,326)	(13,052,462)

Debt discount - Net	$46,513	169,377

(D) Line of Credit – Related Party

During the three months ended March 31, 2019, the principal stockholder has advanced $56,513 and accrued $3,401 in interest. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of March 31, 2019 is $370,204.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability –December 31, 2018	$13,849,591
Change in fair value of embedded derivative liability for warrants issued	(693)
Change in fair value of embedded derivative liability for convertible instruments	619,362
Derivative Liability –March 31, 2019	$14,468,260

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for three months ended March 31, 2019 and 2018 of $0 and $97,856 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2019:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	-	345.90%-467.58%
Expected term:	-	0.16–1.24 Years
Risk free interest rate:	-	2.41% - 2.63%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	296.54%-579.57%
Expected term:	0.08 - 3 Years	0.11–1.01 Years
Risk free interest rate:	0.06% - 2.31%	2.23% - 2.63%

NOTE 5           PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, respectively, property and equipment is as follows:

March 31, 2019	December 31, 2018

Website Development	$-	$294,795
Furniture and Equipment	-	143,071
Leasehold Improvements	--	6,708
Software	-	54,598
Music Equipment	-	2,578
Office Equipment	-	80,710
Domain Name	-	1,500
Sign	-	628
Total	-	584,588
Less: impairment of assets	-	(28,211)
Less: accumulated depreciation and amortization	-	(556,377)
Property and Equipment, Net	$-	$-

Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $0 and $4,142, respectively.

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the three months ended March 31, 2019 and 2018, respectively, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of March 31, 2019, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	11,620,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	(10,620,690)
Balance, March 31, 2019	1,000,000	$0.01	0.1

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of March 31, 2019 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.005	1,000,000	1,000,000	0.01	$—

	1,000,000	1,000,000	0.01	$—

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	0.16	$—
$0.005	1,000,000	1,000,000	0.40	$—
$0.0029	8,620,690	8,620,690	0.25	$—

	11,620,690	11,620,690	0.25	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2018	95,332,500		$-	-
Exercised	—		$—	—
Forfeited or Canceled	-		$—	—
Outstanding – March 31, 2019	95,332,500	$	0.0025-	1.25-
Exercisable – March 31, 2019	95,332,500

NOTE 7         COMMITMENTS

(A) Consulting Agreement

None

NOTE 8       LITIGATION

From time to time, the Company has become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.  The Company believes that the Order for fees is without merit and has appealed. For the years ended December 31, 2018 and 2017, respectively, the Company recorded judgement payable on the balance sheet for $819,626, respectively. The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. The Company is taking recourse by planning to file a petition for rehearing en banc, where all judges of the appellate court will hear the case. This petition is based on a precedent case similar to Max Sound’s case with the same defense lawyer for the opposing side, the same judges who heard the case and a similar chain of events. Max Sound had until April 11, 2019 to file the petition. Max Sound filed the petitions for rehearing and rehearing en banc and on May 7, 2019, the Court invited Google to respond to the petitions. Google has until May 21, 2019 to submit their response.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. The parties continue to file motions and are expected to begin the discovery phase of the litigation. The Trade Secret Theft and Misappropriation case was remanded to the Santa Clara County Superior Court on March 19, 2019. Eli Attia and Eli Attia Architect PC opening brief is due July 25, 2019. Google LLC, Michelle Kaufman, Larry Page, Augusto Roman, Sergey Brin, Jennifer Carlile, Nicholas Chim, Flux Factory, Inc., Eric Teller, and Sebastian Thrun are to answer brief on August 26, 2019. The last day to hear Dispositive Motions is set for April 8, 2021 9:00 AM. Final pretrial conference is set for September 30, 2021 1:30 PM in San Jose. The RICO case was dismissed with prejudice, paving the way for Max Sound to continue the case in its progressed form.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties have begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018.On June 1, 2018, Adli filed a motion for summary judgment on numerous issues. One issue raised by Adli (at the very end of their motion and in only a single paragraph) was that Max Sound was a forfeited corporation and thus, “is foreclosed from prosecuting any action in California courts.” Adli did not raise this issue before filing its papers. Max Sound’s counsel, SML Avvocati, P.C. had since learned that the California Franchise Tax Board contended that Max Sound owed back taxes, hence the forfeiture. Max Sound hired a CPA tax specialist to assist with paying its outstanding taxes and to obtain a revivor to cure its forfeited status and thus be able to regain its ability to both defend itself in this action and prosecute its counterclaims. However, despite working diligently with the hope of resolving this issue before the summary judgment motion hearing set for September 6, 2018, Max Sound had not resolve its issues with the state of California and had not yet obtained a revivor. As a result, Max Sound respectfully requested that the court grant a stay in the proceedings until Max Sound was able to obtain a revivor or, in the alternative, a continuance of all proceedings. A stay or continuance was necessary because Max Sound’s counsel would not be able to respond to the pending summary judgment motion (or any other substantive proceeding), and Max Sound would be unable to defend itself against this action or prosecute its cross-complaint until Max Sound’s forfeited status was cured. The court provided a summary default judgment in favor of Adli. After entry of the adverse judgment subject to appeal, Appellant Max Sound requested that the SML Avvocati, P.C. firm file a notice of appeal on its behalf. The SML Avvocati, P.C. firm agreed to file the notice of appeal and to represent Appellant, Max Sound, in connection with the appeal. On November 21, 2018, the SML Avvocati, P.C. firm filed a notice of appeal on Appellant’s behalf before the Superior Court, which was followed on December 4, 2018, by a notice designating record on appeal. On December 17, 2018, the SML Avvocati, P.C. firm filed a Civil Case Information Statement before the Court on Appellant’s behalf. SML Avvocati, P.C. was scheduled to file an opening brief on February 12, 2019. In the week of March 18, 2019, the SML Avvocati, P.C. firm informed Appellant for the first time that it would not file any brief on Appellant’s behalf or take any further action in the appeal unless Appellant immediately paid them an exorbitant sum of allegedly unpaid attorney’s fees. SML Avvocati, P.C. did not file a motion to withdraw as counsel with the Court, nor did SML Avvocati, P.C. take any steps before the Court to protect Appellant’s interest, such as filing a request for an extension of time to file Appellant’s Opening Brief so that Appellant could locate new counsel. Instead, the SML Avvocati, P.C. firm improperly sought to use the imminent deadline for filing the Appellant’s Opening Brief to extort the unwarranted payment from Appellant of disputed attorney’s fees. Appellant refused to give in to SML Avvocati, P.C.’s improper attempt at extortion. A notice of default was issued by the Court on March 8, 2019, such that the 15-day default period expired on March 25, 2019. Despite substantial efforts, however, Appellant was unable to locate new appellate counsel until March 26, 2019. Max Sound’s new counsel, Klapach & Klapach, P.C. filed an application for a 30-day extension to file the opening brief. The extension was granted and the opening brief was filed April 26, 2019.

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

NOTE 9       SUBSEQUENT EVENTS

Subsequent to March 31, 2019, principal shareholder paid an aggregate $8,111 in expenses on Company’s behalf as an advance under the terms of the line of credit agreement (See Note 3 (D)).

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

Results of Operations

For the three months ended March 31, 2019 and 2018.

General and Administrative Expenses: Our general and administrative expenses were $44,002 for the three months ended March 31, 2019 and $124,879 for the three months ended March 31, 2018, representing adecrease of $80,877 or approximately 65%, as a result of a decreasein the general operation of the Company.

Consulting Fees:  Our consulting fees were $11,800 for the three months ended March 31, 2019 and $41,700 for the three months ended March 31, 2018, representing a decrease of $29,900 or approximately 72%. The Company has decreasedthe use of consultants to assist the Company.

Professional Fees: Our professional fees were $19,393 for the three months ended March 31, 2019 and $62,451 for the three months ended March 31, 2018, representing a decrease of $43,058 or approximately 69%, as a result of normal business operations.

Compensation: Our compensation expenses were $126,000 for the three months ended March 31, 2019 and $162,000 for the three months ended March 31, 2018, representing change of $36,000, or approximately 22%, as a result of our expensing of monthly compensation to our management and employees.

 Net Loss: Our net lossfor the three months ended March 31, 2019 was $1,184,171. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2019 and 2018, were $0 and $0, respectively. We have an accumulated deficit of $94,779,841 for the period from December 9, 2005 (inception) to March 31, 2019, and have negative cash flow from operations of $56,712 for the three months ended March 31, 2019.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2019, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the quarter ended March 31, 2019:

	Three months ended March 31, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate	0% - 12%	0% - 12%
Default interest rate	14% - 22%	14% - 22%
Maturity	November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion

Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		(46,513)	(169,377)
Less: Debt Issue Costs		(1,865)	(3,525)
Convertible Debt - net		6,112,051	5,987,527

During the three months ended March 31, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

Loans and Advances

On July 6, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $100,000. Subsequently, on October 2, 2017, the Company entered into a two-year line of credit agreement with the principal stockholder in the amount of $200,000.    The line of credit carries an interest rate of 4%.

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

During the three months ended March 31, 2019, the principal stockholder has advanced $56,513 andaccrued $3,401 in interest.During the year ended December 31, 2018, the principal stockholder has advanced $557,299accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of March 31, 2019 is $370,204.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Financial Statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Financial Statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ,  which  expands  the  scope  of  Topic  718  to  include  share-based  payment transactions  for  acquiring  goods  and  services  from  nonemployees.  An entity  should  apply  the  requirements  of  Topic  718  to  nonemployee  awards  except  for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after  December  15,  2017,  with  early  adoption  permitted.  We are evaluating the impact of adopting this guidance on our Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and  interim  periods  within  those  fiscal  years,  beginning  after  December  15,  2019.  Early adoption  is  permitted.  We are evaluating the impact of adopting this guidance on ourFinancial Statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Financial Statements.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

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

Revenue Recognition:

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists;(2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

We had $0 and $0 in revenue for the ended March 31, 2019 and 2018, respectively.

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

Date: May 14, 2018.

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)