Form 10-Q
period 2019-06-30
Max Sound Corp
filed 2019-08-14
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 13, 2019, the registrant had 6,577,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

PART I Ð FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

PAGE	F - 5	CONDENSED STATEMENTS OF CHANGES IN SOCKHOLERDERS’ DFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED).

PAGE	F - 4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED).

PAGES	F - 6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Max Sound Corporation

Condensed Balance Sheets

ASSETS

ASSETS

	June 30, 2019	December 31, 2018
	(UNAUDITED)
Current Assets
Cash	$742	$449
Total Assets	$742	$449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$701,312	$675,295
Accrued expenses	1,498,981	1,245,600
Accrued expenses - related party	892,066	404,429
Judgement payable	819,626	819,626
Line of credit - related party	376,466	306,575
Derivative liability	17,504,541	13,849,591
Convertible note payable, net of debt discount of $0 and $169,377, and related debt issue costs of $0 and $3,525, respectively	6,160,429	5,987,527
Total Current Liabilities	27,953,421	23,288,643
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 5,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,573,852,824 and 6,573,852,824 shares issued and outstanding, respectively	65,867	65,864
Additional paid-in capital	70,776,084	70,776,084

Treasury stock	(534,575)	(534,575)
Accumulated deficit	(98,260,155)	(93,595,670)
Total Stockholders' Deficit	(27,952,679)	(23,288,194)
Total Liabilities and Stockholders' Deficit	$742	$449

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	27,595	78,787	71,597	203,665
Consulting	6,000	34,652	17,800	76,352
Professional fees	6,361	15,710	25,754	78,162
Website development	—	—	5,250	—
Compensation	126,000	180,000	252,000	342,000
Judgment expense	—	—	—	—
Total Operating Expenses	165,956	309,149	372,401	700,179

Loss from Operations	(165,956)	(309,149)	(372,401)	(700,179)

Other Income / (Expense)
Interest expense	(111,084)	(111,534)	(228,592)	(230,925)
Interest expense - related party	(118,614)	(136,346)	(235,636)	(185,027)
Derivative Expense	—	(277,446)	—	(375,302)
Amortization of debt offering costs	(1,865)	(14,064)	(3,525)	(33,390)
Loss on debt settlement	—	—	—	—
Amortization of debt discount	(46,513)	(353,798)	(169,379)	(878,817)
Change in fair value of embedded derivative liability	(3,036,282)	3,978,311	(3,654,951)	(2,355,202)
Total Other Income / (Expense)	(3,314,358)	3,085,123	(4,292,083)	(4,058,663)

Provision for Income Taxes	—	—	—	—

Net Loss	$(3,480,314)	$2,775,974	$(4,664,484)	$(4,758,842)

Net Loss Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,573,852,824	4,907,315,044	6,573,852,824	4,093,607,565

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,184,171)	—	(1,184,171)

Balance, March 31, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(94,779,841)	$(534,575)	$(24,472,365)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,480,314)	—	(3,480,314)

Balance, June 30, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(98,260,155)	$(534,575)	$(27,952,679)

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 2018
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2017	10,000,000	$100	—	$—	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$(534,575)	$(13,390,872)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	2,078,813,141	20,788	425,736	—	—	446,524

Common stock issued for services ($0.008/sh)	—	—	—	—	30,000,000	300	44,700	—	—	45,000

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	773,325	—	—	773,325

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(7,534,812)	—	(7,534,812)

Balance, March 31, 2018	10,000,000	$100	—	$—	4,267,774,831	$42,806	$69,808,068	$(88,977,234)	$(534,575)	$(19,660,835)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	1,702,532,757	17,025	360,827	—	—	377,852

Common stock issued for services ($0.008/sh)	—	—	—	—	11,878,571	119	4,142	—	—	4,261

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	458,206	—	—	458,206

Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	2,775,974	—	2,775,974

Balance, June 30, 2018	10,000,000	$100	—	$—	5,982,186,159	$59,950	$70,631,243	$(86,201,260)	$(534,575)	$(16,044,542)

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended,
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net Loss	$(4,664,484)	$(4,758,842)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	-	8,275
Stock and stock options issued for services	-	46,500
Stock issued in exchange of warrant forgiveness		2,760
Amortization of debt offering costs	3,525	33,390
Amortization of debt discount	169,379	878,817
Change in fair value of derivative liability	3,654,950	2,355,202
Derivative Expense	-	375,302
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	49,730
Increase/ (Decrease)accounts payable	26,021	(44,540)
Increase in accrued expenses	253,381	255,617
Increase/(Decrease) in accrued expenses – related party	487,630	(13,000)
Net Cash Used In Operating Activities	(69,598)	(810,789)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	69,891	268,698
Repayment from stockholder loans / lines of credit	-	(284,954)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	-	827,200
Net Cash Provided by Financing Activities	69,891	810,944

Net Increase (Decrease) in Cash	293	155

Cash at Beginning of Year	449	745

Cash at End of Year	$742	$900

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$-	$824,379
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$-	$1,234,531

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

On August 9, 2016, the Company moved a level down from OTCQB to OTC Pink Current Information where it is within the continued standards and pricing requirements as found in Section 2 of the OTCQB Eligibility Standards. The Company’s services may re-apply at any time after a price increase to meet all the OTCQB Eligibility Standards to be moved back to the higher OTCQB marketplace.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2019 and December 31, 2018.

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

The computation of basic and diluted loss per share for the years ended June 30, 2019 and 2018, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2019	June 30, 2018
Stock Warrants (Exercise price - $0.25 - $.52/share)	—	19,220,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000150/share)	114,402,012,842	24,043,223,934
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	114,747,345,342	24,407,777,124

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 111,321,198,165 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2019 and December 31, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

June 30, 2019				December 31, 2018
Fair Value Measurement Using				Fair Value Measurement Using

Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	17,504,541	—	17,504,541	—	13,849,591	—	13,849,591

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

Equity instruments (“instruments”) issued to other than employees are recorded based on the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each grant as defined in the FASB Accounting Standards Codification.

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

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company had a net loss of $4,664,484 for the six months ended June 30, 2019, has an accumulated deficit of $98,260,155 as of June 30, 2019, and has negative cash flow from operations of $69,598 for the six months ended June 30, 2019.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2018 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2019 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	AS of June 30, 2019	As of December 31, 2018

Line of credit– related party	$376,466	$306,575
Accrued interest – related party	469,121	233,484
Accrued expenses – related party	422,945	170,945

Convertible debt	$6,160,429	6,160,429
Less: debt discount	—	(169,377)
Less: debt issue costs	—	(3,525)
Convertible debt - net	6,160,429	5,987,527

Total current debt	7,428,961	$6,698,531

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2018	$310,290
Borrowings during the six months ended June 30, 2019	69,892
Interest accrual	7,131
Balance –June 30, 2019	$387,313

Accounts payable consists of the following:

	As of June 30, 2018	As of December 31, 2018

Accounts Payable	$701,312	$675,295
Total accounts payable	$701,312	$675,295

(B) Convertible Debt

During the six months ended June 30, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

The convertible notes issued for three months ended June 30, 2019 and year ended December 31, 2018, consist of the following terms:

	Six months ended June 30, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate	0% - 12%		0% - 12%
Default interest rate	14% - 22%		14% - 22%
Maturity	November 4, 2015 –May 22, 2019		November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560

Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579

Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		-3	(169,377)
Less: Debt Issue Costs			(3,525)
Convertible Debt - net		6,160,429	5,987,527

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

During the year ended December 31, 2018, the Company converted debt and accrued interest, totaling $878,214 into 4,289,679,230 shares of common stock.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2018	6,160,429	4% - 12%
Borrowings	—
Conversions	—
Convertible Debt Balance as of June 30, 2019	6,160,429

(B) Debt Issue Costs

During the years ended December 31, 2018, the Company paid debt issue costs totaling $20,500

The following is a summary of the Company’s debt issue costs:

	Six months ended June 30, 2019	Year Ended December 31, 2018

Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(358,898)

Debt issue costs – net	$—	3,525

During the six months ended June 30, 2019 and 2018 the Company amortized $3,525 and $33,390 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the six months ended June 30, 2019 and year ended December 31, 2018, the Company recorded debt discounts totaling $0 and $813,386, respectively.

The debt discount and the original issue discount recorded in 2019 and 2018 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $169,379 and $878,817 during the six months ended June 30, 2019 and 2018, respectively, to amortization of debt discount expense.

	Six months ended June 30, 2019	Year Ended December 31, 2018
Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,052,462)

Debt discount - Net	$—	169,377

(D) Line of Credit – Related Party

During the six months ended June 30, 2019, the principal stockholder has advanced $69,892 and accrued $7,131 in interest. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of June 30, 2019 is $387,313.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability –December 31, 2018	$13,849,591
Change in fair value of embedded derivative liability for warrants issued	(893)
Change in fair value of embedded derivative liability for convertible instruments	3,655,843
Derivative Liability –June 30, 2019	$17,504,541

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for six months ended June 30, 2019 and 2018 of $0 and $375,302 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2019:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	—	350.50%-502.98%
Expected term:	—	0.09–1.00 Years
Risk free interest rate:	—	1.10% - 2.63%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment Date	Re-measurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	296.54%-579.57%
Expected term:	0.08 - 3 Years	0.11–1.01 Years
Risk free interest rate:	0.06% - 2.31%	2.23% - 2.63%

NOTE 5           PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, respectively, property and equipment are as follows:

	June 30, 2019	December 31, 2018
Website Development	$—	$294,795
Furniture and Equipment	—	143,071
Leasehold Improvements	—	6,708
Software	—	54,598
Music Equipment	—	2,578
Office Equipment	—	80,710
Domain Name	—	1,500
Sign	—	628
Total	—	584,588
Less: impairment of assets	—	(28,211)
Less: accumulated depreciation and amortization	—	(556,377)
Property and Equipment, Net	$—	$—

Depreciation expense for the six months ended June 30, 2019 and 2018 totaled $0 and $8,275, respectively.

During the year ended December 31, 2018, the Company recorded an asset impairment of $28,211 consisting of office furniture and equipment. The assets are fully impaired, and the remaining carrying value is $0 for the year ended December 31, 2018.

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of

$0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the six months ended June 30, 2019 and 2018, respectively, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of June 30, 2019, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	11,620,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	(11,620,690)
Balance, June 30, 2019	-	$-	-

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	0.16	$—
$0.005	1,000,000	1,000,000	0.40	$—
$0.0029	8,620,690	8,620,690	0.25	$—

	11,620,690	11,620,690	0.25	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2018	95,332,500		$—	—
Exercised	—		$—	—
Forfeited or Canceled	—		$—	—
Outstanding – June 30, 2019	95,332,500	$	0.0025-	1.00-
Exercisable – June 30, 2019	95,332,500

NOTE 7         COMMITMENTS

(A) Consulting Agreement

None

NOTE 8       LITIGATION

From time to time, the Company has become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven-page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, The Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.  The Company believes that the Order for fees is without merit and has appealed. For the years ended December 31, 2018 and 2017, respectively, the Company recorded judgement payable on the balance sheet for $819,626, respectively. The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. The Company is taking recourse by planning to file a petition for rehearing en banc, where all judges of the appellate court will hear the case. This petition is based on a precedent case similar to Max Sound’s case with the same defense lawyer for the opposing side, the same judges who heard the case and a similar chain of events. Max Sound had until April 11, 2019 to file the petition. Max Sound filed the petitions for rehearing and rehearing en banc and on May 7, 2019, the Court invited Google to respond to the petitions. Google has until May 21, 2019 to submit their response.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ allege misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and a claim for declaratory relief. The lawsuit contends that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company has retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case will be vigorously prosecuted, and the Company believes it has a good likelihood of success.  Defendants have filed multiple demurrers to the complaint, and the Court has issued orders allowing the case to proceed.  Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.  On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO).   Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. The parties continue to file motions and are expected to begin the discovery phase of the litigation. The Trade Secret Theft and Misappropriation case was remanded to the Santa Clara County Superior Court on March 19, 2019. A Case Management Conference was recently held for the case and following determinations were made with reference to the trial – Essential parties have been served or appeared. This case is At-Issue. Parties, including fictitious ones, who have been served or who have not appeared, are severed and ordered off the Civil Active List. Jury demanded by TBD. Jury waived by TBD. Trial estimate is TBD days. Further Case Management Conference set for October 18, 2019 at 10:00 a.m. in Department 19. Mandatory Settlement Conference set for August 26, 2020 at 9:00 a.m. in Department 19. Jury Trial set for September 8, 2020 at 9:00 a.m. in Department 19.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Even though the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties have begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018.On June 1, 2018, Adli filed a motion for summary judgment on numerous issues. One issue raised by Adli (at the very end of their motion and in only a single paragraph) was that Max Sound was a forfeited corporation and thus, “is foreclosed from prosecuting any action in California courts.” Adli did not raise this issue before filing its papers. Max Sound’s counsel, SML Avvocati, P.C. had since learned that the California Franchise Tax Board contended that Max Sound owed back taxes, hence the forfeiture. Max Sound hired a CPA tax specialist to assist with paying its outstanding taxes and to obtain a revivor to cure its forfeited status and thus be able to regain its ability to both defend itself in this action and prosecute its counterclaims. However, despite working diligently with the hope of resolving this issue before the summary judgment motion hearing set for September 6, 2018, Max Sound had not resolved its issues with the state of California and had not yet obtained a revivor. As a result, Max Sound respectfully requested that the court grant a stay in the proceedings until Max Sound was able to obtain a revivor or, in the alternative, a continuance of all proceedings. A stay or continuance was necessary because Max Sound’s counsel would not be able to respond to the pending summary judgment motion (or any other substantive proceeding), and Max Sound would be unable to defend itself against this action or prosecute its cross-complaint until Max Sound’s forfeited status was cured. The court provided a summary default judgment in favor of Adli. After entry of the adverse judgment subject to appeal, Appellant Max Sound requested that the SML Avvocati, P.C. firm file a notice of appeal on its behalf. The SML Avvocati, P.C. firm agreed to file the notice of appeal and to represent Appellant, Max Sound, in connection with the appeal. On November 21, 2018, the SML Avvocati, P.C. firm filed a notice of appeal on Appellant’s behalf before the Superior Court, which was followed on December 4, 2018, by a notice designating record on appeal. On December 17, 2018, the SML Avvocati, P.C. firm filed a Civil Case Information Statement before the Court on Appellant’s behalf. SML Avvocati, P.C. was scheduled to file an opening brief on February 12, 2019. In the week of March 18, 2019, the SML Avvocati, P.C. firm informed Appellant for the first time that it would not file any brief on Appellant’s behalf or take any further action in the appeal unless Appellant immediately paid them an exorbitant sum of allegedly unpaid attorney’s fees. SML Avvocati, P.C. did not file a motion to withdraw as counsel with the Court, nor did SML Avvocati, P.C. take any steps before the Court to protect Appellant’s interest, such as filing a request for an extension of time to file Appellant’s Opening Brief so that Appellant could locate new counsel. Instead, the SML Avvocati, P.C. firm improperly sought to use the imminent deadline for filing the Appellant’s Opening Brief to extort the unwarranted payment from Appellant of disputed attorney’s fees. Appellant refused to give in to SML Avvocati, P.C.’s improper attempt at extortion. A notice of default was issued by the Court on March 8, 2019, such that the 15-day default period expired on March 25, 2019. Despite substantial efforts, however, Appellant was unable to locate new appellate counsel until March 26, 2019. Max Sound’s new counsel, Klapach & Klapach, P.C. filed an application for a 30-day extension to file the opening brief. The extension was granted, and the opening brief was filed April 26, 2019. Adli responded with a Respondent Brief, Appendix and Motion to Augment. Max Sound’s counsel will file a reply brief by August 16, 2019.

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

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes several forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

The Company has entered into agreements with a few technology companies to use our HD Audio solution and is in negotiations with several other multi-media companies that we believe will utilize our HD Audio solution in the future.

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

We expect our financial requirements to increase with the additional expenses needed to market and promote the MAX-D HD Audio Technology.  We plan to fund these additional expenses through financings and through loans from our stockholders and/or officers based on existing lines of credit and we are also considering various private funding opportunities until such time that our revenue stream is adequate to provide the necessary funds.

Results of Operations

For the three months ended June 30, 2019 and 2018.

General and Administrative Expenses: Our general and administrative expenses were $27,595 for the three months ended June 30, 2019 and $78,787 for the three months ended June 30, 2018, representing a decrease of $51,192 or approximately 65%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $6,000 for the three months ended June 30, 2019 and $34,652 for the three months ended June 30, 2018, representing a decrease of $28,652 or approximately 83%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $6,361 for the three months ended June 30, 2019 and $15,710 for the three months ended June 30, 2018, representing a decrease of $9,349or approximately 60%, as a result of normal business operations.

Compensation: Our compensation expenses were $126,000 for the three months ended June 30, 2019 and $180,000 for the three months ended June 30, 2018, representing change of $54,000, or approximately 30%, as a result of our expensing of monthly compensation to our management and employees.

 Net Loss: Our net loss for the three months ended June 30, 2019 was $3,480,314. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the six months ended June 30, 2019 and 2018.

General and Administrative Expenses: Our general and administrative expenses were $71,597 for the six months ended June 30, 2019 and $203,665 for the six months ended June 30, 2018, representing a decrease of $132,068 or approximately 65%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $17,800 for the six months ended June 30, 2019 and $76,352 for the six months ended June 30, 2018, representing a decrease of $58,552 or approximately 77%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $25,754 for the six months ended June 30, 2019 and $78,162 for the six months ended June 30, 2018, representing a decrease of $52,402 or approximately 67%, as a result of normal business operations.

Compensation: Our compensation expenses were $252,000 for the six months ended June 30, 2019 and $342,000 for the six months ended June 30, 2018, representing change of $90,000, or approximately 26%, as a result of our expensing of monthly compensation to our management and employees.

 Net Loss: Our net loss for the six months ended June 30, 2019 was $4,664,484. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2019 and 2018, were $0 and $0, respectively. We have an accumulated deficit of $98,260,155 for the period from December 9, 2005 (inception) to June 30, 2019, and have negative cash flow from operations of $69,598 for the six months ended June 30, 2019.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2019, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we can achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the six months ended June 30, 2019:

	Six months ended June 30, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate	0% - 12%	0% - 12%
Default interest rate	14% - 22%	14% - 22%
Maturity	November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion

Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050

Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		-	(169,377)
Less: Debt Issue Costs			(3,525)
Convertible Debt - net		6,160,429	5,987,527

During the six months ended June 30, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

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

During the six months ended June 30, 2019, the principal stockholder has advanced $69,892 and accrued $7,131 in interest. . During the year ended December 31, 2018, the principal stockholder has advanced $557,299accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of June 30, 2019 is $387,313.

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

We had $0 and $0 in revenue for the ended June 30, 2019 and 2018, respectively.

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

Equity instruments (“instruments”) issued to other than employees are recorded based on the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each grant as defined in the FASB Accounting Standards Codification.

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

During the year ended December 31, 2018, the Company recorded an asset impairment of $28,211 consisting of office furniture and equipment. The assets are fully impaired, and the remaining carrying value is $0 for the year ended December 31, 2018.

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

Date: August 14, 2019.

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)