Form 10-K/A
period 2018-12-31
Max Sound Corp
filed 2019-11-01
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No o

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes x No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2019 was approximately $1,835,800.

As of March 26, 2019, there were 6,577,102,823 shares issued and outstanding.

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2018 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 29, 2019 to include the following items -

Our disclosure controls and procedures as well as our internal controls over financial reporting were effective as of December 31, 2018. There were no changes during the quarter ended this same date.

There was no change to our PCAOB registered firm. There was however a clerical issue regarding the name which has been appropriately clarified in this amendment for the year ended December 31, 2018 that Anton & Chia were the company’s PCAOB registered auditor in good standing and did fully review and audit the related financial statements for the period.

Exhibits 31.2 and 32 are appropriately incorporated and include the required Sections 302 and 906 Certifications for both officers (Mr. Halpern and Mr. Blaisure) and are correctly signed and dated.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures other than those listed above.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.

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

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017, $34,156 is owed under the line of credit including the accrued interest of $306. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of this line of credit. The line of credit balance and accrued interest as of December 31, 2018 is $310,290.

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

/s/ Anton & Chia
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

As of December 31, 2017, the principal stockholder has advanced $47,450 to the Company and was repaid $15,000 under the terms of this line of credit agreement. As of December 31, 2017 $34,156 is owed under the line of credit including the accrued interest of $306. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of this line of credit. The line of credit balance and accrued interest as of December 31, 2018 is $310,290.

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

On August 11, 2014, the Company and VSL simultaneously filed trade secret and patent infringement actions against Google, Inc., and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.  The patent infringement complaint was originally filed in the U.S. District Court for the District of Delaware; the trade secret suit was filed in Superior Court of California, County of Santa Clara.  On September 30, 2014, the Company filed notices of voluntary dismissal without prejudice as to both lawsuits. On October 1, 2014, the Company amended the patent complaint and filed it in the U.S. District Court for the Northern District of California. In this patent lawsuit, the Company contends that, in 2010, while Google was in discussions with Vedanti about the possibility of acquiring Vedanti's patented digital video streaming techniques and other proprietary methods, Google gained access to and received technical guidance regarding Vedanti’s proprietary codec, a computer program capable of encoding and decoding a digital data stream or signal.  The lawsuit further alleges that soon after Google and Vedanti initiated negotiations, Google willfully infringed Vedanti's patent by incorporating Vedanti's patented technology into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating Vedanti for such use.  On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent.  However, on November 24, 2015, the court granted a second motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL/Vedanti did not clearly give the Company standing to enforce the patent rights.  The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, the Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41 The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. The Company is taking recourse by planning to file a petition for rehearing en banc, where all judges of the appellate court will hear the case. This petition is based on a precedent case similar to Max Sound’s case with the same defense lawyer for the opposing side, the same judges who heard the case and a similar chain of events. Max Sound has until April 11, 2019 to file the petition. For the twelve months ended December 31, 2018, the Company recorded the judgment payable on the balance sheet.

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

Item 9.  Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2018.

(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2018.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2018, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Date: November 1, 2019

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer