Form 10-Q/A
period 2019-03-31
Max Sound Corp
filed 2019-11-01
CIK 1353499

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

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 14, 2019, whereas we have revised Exhibit 32 of the amended 10-Q/A filed today which now appropriately includes the revised certifications pursuant to Section 906 that correctly reference the quarter ended March 31, 2019.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures other than those listed above.

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

Date: November 1, 2019.

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)