Form 10-K/A
period 2018-12-31
Max Sound Corp
filed 2019-11-19
CIK 1353499

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

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2018 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 29, 2019 to include the following items -

The original Report of Independent Registered Public Accounting Firm was issued in the Company’s 10-K filing filed on March 29, 2019. However, the original Report was completed on February 22, 2019, and included the subsequent events up to that date. Therefore, the Report is being reissued to correctly reflect the February 22, 2019 completion date.

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

Description of Our Business

Max Sound (MAX-D) is engaged in activities to sell and license products and services based on its patent-pending MAX-D HD Audio Technology for sound recording and playback that dramatically improves the listener’s experience. The MAX-D HD Audio Technology delivers high definition audio without increasing file size.

The Company is marketing MAX-D on the basis that it is to audio what HD is to video.  MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting.  For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file.  In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them. The Company believes that the MAX-D HD is better for a consumers hearing than today’s highly compressed audio and anticipate that continued research and development will support the Company’s position. In numerous consumer audio tests, MAX-D HD sounded better to consumers than high-resolution WAV files. Importantly, MAX-D HD remains one tenth the size of a WAV file, and in the Company’s opinion offers more clarity, dimension, articulation and impact in every range of the audio spectrum to the listener.  The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters.  The Company’s patent-pending technology stands customer ready today.  The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

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

MAX-D App:

In 2018, the Company’s Mobile App user base (with no dedicated marketing budget being employed) had over 750,000 subscribers on the free version of our HD Audio App for MP3’s on Android and Apple.

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

Intellectual Property

Max-D and HD Audio technologies and designs are Patented, Patents Pending and Trademarked. The Company currently owns Patent No. 9300262, Audio Processing Application for Windows, which was published on November 12, 2015 and then unlawfully assigned to Adli Law Group. Adli Law Group states that the patent has been reassigned to the Company, notwithstanding, the Company is pursuing damages against Adli Law Group. On February 8, 2011, the words “Max Sound” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 85050705. On June 13, 2017, the U.S. Patent and Trademark office Company was granted a “Biometric audio security” patent to the Company under Serial Number 9,679,427. On June 2, 2015, the words “HD Audio” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 86395458 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

The Company has a total of 24 patents issued or pending for its technologies, with 18 patents issued and 6 patents pending.

Research and Development

The Company is entering into the licensing phase of the MAX-D HD Audio Technologies. The Company is working with strategic partners who are now integrating or assisting with the development of the Company’s application on their respective platforms. The Company’s development team is concentrating on enhancing the existing MAX-D HD, and is also developing additional API interfaces to include 32 and 64 bit options. The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including audio hardware such as speakers and audio receivers including car smart head units. In 2014, the Company completed testing for industry the MAX-D HD Audio boxes and the MAX-D Accurate Voice. Significantly, in 2015 the Company achieved breakthroughs in the software development of MAX-D HD for Android OS, Windows OS, Apple OS, a universal MAX-D API and development activities relating to the build-out for the Company’s App for Windows Linux and IOS, as well as the MAX-D’s 300 KB API.

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

Consulting Fees:  Our consulting fees were $294,034 for the year ended December 31, 2018 and $126,950 for the year ended December 31, 2017, representing an increase of $167,084, or approximately 132%. The Company has increased the use of consultants to assist the Company.

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

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2018 and 2017, were $0 and $0, respectively. We have an accumulated deficit of $93,595,670 for the period from December 9, 2005 (inception) to December 31, 2018, and have negative cash flow from operations of $1,100,221 for the twelve months ended December 31, 2018.

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

Below is a summary of our capital-raising activities for the quarter ended December 31, 2018:

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended December 31, 2018 and 2017, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corporation

Our original Report of Independent Registered Public Accounting Firm was issued in the Company’s 10-K filing filed on March 29, 2019. However, the original report was completed on February 22, 2019, and included the subsequent events up to that date. Therefore, the report is being reissued to reflect the February 22, 2019 completion date.

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

/s/ Anton & Chia

Newport Beach, California February 22, 2019

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

NOTE 2           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $12,153,248 for the year ended December 31, 2018, has an accumulated deficit of $93,595,670 as of December 31, 2018, and has negative cash flow from operations of $1,100,221 for the year ended December 31, 2018.

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

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Despite the fact that the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties have begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018. On June 1, 2018, Adli filed a motion for summary judgment on numerous issues. One issue raised by Adli (at the very end of their motion and in only a single paragraph)

was that Max Sound was a forfeited corporation and thus, “is foreclosed from prosecuting any action in California courts.” Adli did not raise this issue before filing its papers. Max Sound’s counsel, SML Avvocati, P.C. had since learned that the California Franchise Tax Board contended that Max Sound owed back taxes, hence the forfeiture. Max Sound hired a CPA tax specialist to assist with paying its outstanding taxes and to obtain a revivor to cure its forfeited status and thus be able to regain its ability to both defend itself in this action and prosecute its counterclaims. However, despite working diligently with the hope of resolving this issue before the summary judgment motion hearing set for September 6, 2018, Max Sound had not resolve its issues with the state of California and had not yet obtained a revivor. As a result, Max Sound respectfully requested that the court grant a stay in the proceedings until Max Sound was able to obtain a revivor or, in the alternative, a continuance of all proceedings. A stay or continuance was necessary because Max Sound’s counsel would not be able to respond to the pending summary judgment motion (or any other substantive proceeding), and Max Sound would be unable to defend itself against this action or prosecute its cross-complaint until Max Sound’s forfeited status was cured. The court provided a summary default judgment in favor of Adli. After entry of the adverse judgment subject to appeal, Appellant Max Sound requested that the SML Avvocati, P.C. firm file a notice of appeal on its behalf. The SML Avvocati, P.C. firm agreed to file the notice of appeal and to represent Appellant, Max Sound, in connection with the appeal. On November 21, 2018, the SML Avvocati, P.C. firm filed a notice of appeal on Appellant’s behalf before the Superior Court, which was followed on December 4, 2018, by a notice designating record on appeal. On December 17, 2018, the SML Avvocati, P.C. firm filed a Civil Case Information Statement before the Court on Appellant’s behalf. SML Avvocati, P.C. was scheduled to file an opening brief on February 12, 2019. In the week of March 18, 2019, the SML Avvocati, P.C. firm informed Appellant for the first time that it would not file any brief on Appellant’s behalf or take any further action in the appeal unless Appellant immediately paid them an exorbitant sum of allegedly unpaid attorney’s fees. SML Avvocati, P.C. did not file a motion to withdraw as counsel with the Court, nor did SML Avvocati, P.C. take any steps before the Court to protect Appellant’s interest, such as filing a request for an extension of time to file Appellant’s Opening Brief so that Appellant could locate new counsel. Instead, the SML Avvocati, P.C. firm improperly sought to use the imminent deadline for filing the Appellant’s Opening Brief to extort the unwarranted payment from Appellant of disputed attorney’s fees. Appellant refused to give in to the SML Avvocati, P.C.’s improper attempt at extortion. A notice of default was issued by the Court on March 8, 2019, such that the 15-day default period expired on March 25, 2019. Despite substantial efforts, however, Appellant was unable to locate new appellate counsel until March 26, 2019. Max Sound’s new counsel, Klapach & Klapach, P.C. filed an application for a 30-day extension to file the opening brief. The extension was granted and the opening brief is now due April 26, 2019.

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

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of MAX-D. Over the course of his tenure, Mr. Halpern has made loans, lines of credit and done equity conversions with the Company in excess of $2,500,000.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2018 associated with all prior Form 10 filings are incorporated herein by reference.

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

Date: November 19, 2019

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer