Form 10-Q
period 2019-09-30
Max Sound Corp
filed 2019-11-19
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, the registrant had 6,587,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MAX SOUND CORPORATION

CONTENTS

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED).

PAGE	F - 4	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED).

PAGE	F - 5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED).

PAGE	F - 6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

 Max Sound Corporation

Condensed Balance Sheets

ASSETS

ASSETS

	September 30, 2019	December 31, 2018
	(UNAUDITED)
Current Assets
Cash	$1	$449
Total Assets	$1	$449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$722,377	$675,295
Accrued expenses	1,626,275	1,245,600
Accrued expenses - related party	1,138,024	404,429
Judgment payable	819,626	819,626
Line of credit - related party	381,546	306,575
Derivative liability	7,278,108	13,849,591
Convertible note payable, net of debt discount of $0 and $169,377, and related debt issue costs of $0 and $3,525, respectively	6,160,429	5,987,527
Total Current Liabilities	18,126,385	23,288,643
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 5,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,583,852,824 and 6,573,852,824 shares issued and outstanding, respectively	65,967	65,864
Additional paid-in capital	70,787,984	70,776,084
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(88,445,860)	(93,595,670)
Total Stockholders' Deficit	(18,126,384)	(23,288,194)
Total Liabilities and Stockholders' Deficit	$1	$449

 See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	38,278	102,779	112,876	384,605
Consulting	6,000	149,429	20,800	225,782
Professional fees	4,000	131,126	29,754	131,126
Website development	3,000	3,000	8,250	3,000
Compensation	126,000	150,000	378,000	492,000
Judgment expense	—	—	—	—
Total Operating Expenses	177,278	536,334	549,680	1,236,513

Loss from Operations	(177,278)	(536,334)	(549,680)	(1,236,513)

Other Income / (Expense)
Interest expense	(114,901)	(113,238)	(343,493)	(344,163)
Interest expense - related party	(119,959)	(114,727)	(355,595)	(299,754)
Derivative Expense	—	—	—	(375,302)
Amortization of debt offering costs	—	(6,824)	(3,525)	(40,214)
Loss on debt settlement	—	—	—	—
Amortization of debt discount	—	(239,662)	(169,379)	(1,118,479)
Change in fair value of embedded derivative liability	10,226,433	757,708	6,571,482	(1,597,494)
Total Other Income / (Expense)	9,991,573	283,257	5,699,490	(3,775,406)

Provision for Income Taxes	—	—	—	—

Net Loss	$9,814,295	$(253,077)	$5,149,810	$(5,011,919)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,578,476,479	6,105,354,656	6,575,427,915	4,853,220,131

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in	Accumulated Deficit	Treasury	Stockholder's Equity (Deficit)

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,184,171)	—	(1,184,171)

Balance, March 31, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(94,779,841)	$(534,575)	$(24,472,365)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,480,314)	—	(3,480,314)

Balance, June 30, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(98,260,155)	$(534,575)	$(27,952,679)

Common stock issued for services ($0.0002/sh)	—	—	—	—	10,000,000	100	11,900	—	—	12,000

Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—	9,814,295	—	9,814,295

Balance, September 30, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(88,445,860)	$(534,575)	$(18,126,384)

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 2018
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2017	10,000,000	$100	—	$—	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$(534,575)	$(13,390,872)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	2,078,813,141	20,788	425,736	—	—	446,524

Common stock issued for services ($0.008/sh)	—	—	—	—	30,000,000	300	44,700	—	—	45,000

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	773,325	—	—	773,325

Net loss for the three months ended March 31, 2018	—	—	—	—	—	—	—	(7,534,812)	—	(7,534,812)

Balance, March 31, 2018	10,000,000	$100	—	$—	4,267,774,831	$42,806	$69,808,068	$(88,977,234)	$(534,575)	$(19,660,835)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	1,702,532,757	17,025	360,827	—	—	377,852

Common stock issued for services ($0.008/sh)	—	—	—	—	11,878,571	119	4,142	—	—	4,261

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	458,206	—	—	458,206

Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	2,775,970	—	2,775,970

Balance, June 30, 2018	10,000,000	$100	—	$—	5,982,186,159	$59,950	$70,631,243	$(86,201,264)	$(534,575)	$(16,044,546)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	508,333,332	5,083	47,921	—	—	53,004

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	96,920	—	—	96,920

Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	(253,077)	—	(253,077)

Balance, September 30, 2018	10,000,000	$100	—	$—	6,490,519,491	$65,034	$70,776,084	$(86,454,341)	$(534,575)	$(16,147,698)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net Income (Loss)	$5,149,810	$(5,011,919)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	-	12,233
Stock and stock options issued for services	12,000	46,500
Stock issued in exchange of warrant forgiveness	-	2,760
Amortization of debt offering costs	3,525	40,214
Amortization of debt discount	169,379	1,118,479
Change in fair value of derivative liability	(6,571,483)	1,597,494
Derivative Expense	-	375,302
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	49,730
Increase in accounts payable	47,080	229,860
Increase in accrued expenses	380,675	373,038
Increase in accrued expenses – related party	733,595	188,672
Net Cash Used in Operating Activities	(75,419)	(977,637)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from stockholder loans / lines of credit	78,191	435,284
Repayment from stockholder loans / lines of credit	(3,220)	(284,954)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	-	827,200
Net Cash Provided by Financing Activities	74,971	977,530

Net Increase (Decrease) in Cash	(448)	(107)

Cash at Beginning of Year	449	745

Cash at End of Period	$1	$638

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$7,409

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$-	$877,381
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$-	$1,328,452

See accompanying notes to condensed unaudited financial statements

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Max Sound Corporation (the "Company") was incorporated in Delaware on December 9, 2005, under the name 43010, Inc. The Company’s business operations are focused primarily on developing and launching audio technology software.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.

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

(F) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2019 and December 31, 2018.

(G) Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

(H) Loss Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock warrants and stock options would be anti-dilutive and, accordingly, is excluded from the computation of earnings per share.

The computation of basic and diluted loss per share for the years ended September 30, 2019 and 2018, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2019	September 30, 2018

Stock Warrants (Exercise price - $0.25 - $.52/share)	-	13,620,690
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000150/share)	58,376,841,351	57,808,682,949
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	58,722,173,851	58,167,636,139

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 55,306,026,674 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax remeasurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2019. The adoption of this guidance did not have a material impact on our financial statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2019 and December 31, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

September 30, 2019				December 31, 2018
Fair Value Measurement Using				Fair Value Measurement Using

Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	7,278,108	—	7,278,108	—	13,849,591	—	13,849,591

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

NOTE 2           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $88,445,860, stockholders’ deficit of $18,126,384 and working capital deficit of $18,126,384. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 3           DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of September 30, 2019	As of December 31, 2018

Line of credit– related party	$381,546	$306,575
Accrued interest – related party	589,079	233,484
Accrued expenses – related party	548,945	170,945

Convertible debt	$6,160,429	6,160,429
Less: debt discount	-	(169,377)
Less: debt issue costs	-	(3,525)
Convertible debt - net	6,160,429	5,987,527

Total current debt	7,679,999	$6,698,531

(A)     Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2018	$310,290
Borrowings during the nine months ended September 30, 2019	78,192
Interest accrual	10,943
Repayments	(3,220)
Balance – September 30, 2019	$396,205

Accounts payable consists of the following:

	As of September 30, 2019	As of December 31, 2018

Accounts Payable	$723,377	$675,295
Total accounts payable	$723,377	$675,295

(B) Convertible Debt

During the nine months ended September 30, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

The convertible notes issued for nine months ended September 30, 2019 and year ended December 31, 2018, consist of the following terms:

		Nine months ended September 30, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560

Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579

Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount			(169,377)
Less: Debt Issue Costs			(3,525)
Convertible Debt - net		6,160,429	5,987,527

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

During the year ended December 31, 2018, the Company converted debt and accrued interest, totaling $878,214 into 4,289,679,230 shares of common stock.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2018	6,160,429	4% - 12%
Borrowings	-
Conversions	-
Convertible Debt Balance as of September 30, 2019	6,160,429

(B) Debt Issue Costs

During the year ended December 31, 2018, the Company paid debt issue costs totaling $20,500

The following is a summary of the Company’s debt issue costs:

	Nine months ended September 30, 2019	Year Ended December 31, 2018

Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(358,898)

Debt issue costs – net	$-	3,525

During the nine months ended September 30, 2019 and 2018 the Company amortized $3,525 and $40,214 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the nine months ended September 30, 2019 and year ended December 31, 2018, the Company recorded debt discounts totaling $0 and $813,386, respectively.

The debt discount and the original issue discount recorded in 2019 and 2018 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $169,379 and $1,118,479 during the nine months ended September 30, 2019 and 2018, respectively, to amortization of debt discount expense.

	Nine months ended September 30, 2019	Year Ended December 31, 2018

Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,052,462)

Debt discount - Net	$-	169,377

(D) Line of Credit – Related Party

During the nine months ended September 30, 2019, the principal stockholder has advanced $78,191 and accrued $10,943 in interest and was repaid $3,220. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of September 30, 2019 is $381,546.

NOTE 4           DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative Liability –December 31, 2018	$13,849,591
Change in fair value of embedded derivative liability for warrants issued	(893)
Change in fair value of embedded derivative liability for convertible instruments	(6,570,590)
Derivative Liability –September 30, 2019	$7,278,108

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for nine months ended September 30, 2019 and 2018 of $0 and $375,302 respectively.

The fair value at the commitment and remeasurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2019:

	Commitment Date	Remeasurement Date

Expected dividends:	—	—
Expected volatility:	-	423.74%-513.22%
Expected term:	-	0.01–1.00 Years
Risk free interest rate:	-	1.75% - 1.94%

The fair value at the commitment and remeasurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment Date	Remeasurement Date

Expected dividends:	—	—
Expected volatility:	133% - 262%	296.54%-579.57%
Expected term:	0.08 - 3 Years	0.11–1.01 Years
Risk free interest rate:	0.06% - 2.31%	2.23% - 2.63%

NOTE 5           PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, respectively, property and equipment are as follows:

September 30, 2019	December 31, 2018

Website Development	$-	$294,795
Furniture and Equipment	-	143,071
Leasehold Improvements	-	6,708
Software	-	54,598
Music Equipment	-	2,578
Office Equipment	-	80,710
Domain Name	-	1,500
Sign	-	628
Total	-	584,588
Less: impairment of assets	-	(28,211)
Less: accumulated depreciation and amortization	-	(556,377)
Property and Equipment, Net	$-	$-

Depreciation expense for the nine months ended September 30, 2019 and 2018 totaled $0 and $12,233, respectively.

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

(A)	Common Stock

During the nine months ended September 30, 2019, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Services - rendered	10,000,000	12,000	$0.0002
Total shares issued	10,000,000	$12,000

During the year ended December 31, 2018, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share

Conversion of convertible debt and accrued interest	4,373,012,563	$878,214	$0.0006 to- $0.00065
Services - rendered	32,678,571	46,200	$0.0026
Shares issued in exchange for warrant forgiveness	9,200,000	2,760	$0.0003
Total shares issued	4,414,891,134	$927,474

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the nine months ended September 30, 2019 and 2018, respectively, the Company has not declared dividends.

 (B) Stock Warrants

The following tables summarize all warrant grants as of September 30, 2019, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	11,620,690	$0.01	1.2
Granted	—
Exercised	—
Cancelled/Forfeited	(11,620,690)
Balance, September 30, 2019	-	$-	-

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life

$0.01	2,000,000	2,000,000	0.16	$—
$0.005	1,000,000	1,000,000	0.40	$—
$0.0029	8,620,690	8,620,690	0.25	$—

	11,620,690	11,620,690	0.25	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in Years)
Outstanding – December 31, 2018	95,332,500		$-	-
Exercised	—		$—	—
Forfeited or Canceled	-		$—	—
Outstanding – September 30, 2019	95,332,500	$	0.0025-	0.75-
Exercisable – September 30, 2019	95,332,500

NOTE 7       LITIGATION

The Company partnered with VSL to file a trade secret and parent infringement suit against Google, Inc. and its subsidiaries YouTube, LLC, and On2 Technologies, Inc., relating to proprietary and patented technology owned by Vedanti Systems Limited (“Vedanti”), a subsidiary of VSL.

On January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, the Company believes that their decision was predicated on the fact that as now co-owners of the patents with Vedanti, the Company can simply re-file together against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot.  On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41.

The Company believes that the Order for fees is without merit and has appealed. For the years ended December 31, 2018 and 2017, respectively, the Company recorded judgment payable on the balance sheet for $819,626, respectively. The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver.

After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case (Vedanti Licensing Limited vs Google) using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation with the corrupt Tribunal simply rubber stamping both cases Affirmed See Fed Rule 36, which means “we won’t even look at the facts because then we would have no choice but to reverse the case.” The Company believes it will easily be able to have the judgment waived in the future as part of a successful settlement or licensing agreement with Google related to other suits against Google.

In November 2016, the Company entered into an agreement with Vedanti Licensing Limited ("VLL") and Vedanti Systems Limited ("Vedanti") under (the "VLL/Max Sound Agreement") granting the Company co-ownership of U.S. Patent No. 7,974,339 (the "`339 Patent") along with the other patents owned by Vedanti Systems Limited. Thus, the Company is now a co-owner with VLL of the `339 Patent portfolio, pursuant to the VLL/Max Sound Agreement, the Company and VLL have been exploring the viability of filing a new lawsuit against Google and others for infringement as co-owners of the remaining valid claims in the Patent.

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

On October 23, 2017, the Defendants exercised their right to move the lawsuit from Santa Clara County Superior Court to the Federal District Court in the Northern District of California, San Jose Division. The Trade Secret Theft and Misappropriation case was remanded to the Santa Clara County Superior Court on March 19, 2019, which based on the historical record, the Company believes will provide the most non-biased opportunity for Attia to finally receive justice in the matter. A Jury Trial has been set for September 8, 2020, a historical precedent as Google has nearly a thousand lawyers and small plaintiffs rarely reach this stage in any action against them. It is especially encouraging at a time when public opinion of Google has been declining and the Company is confident that the truth is only on the side of the Plaintiff. Currently, the Company has been assisting with research and information gathering services in the matter, and while it is not a party to the case, it holds the exclusive rights to negotiate a licensing and/or settlement agreement with the Defendants on the Plaintiff’s behalf. In 2011, when Google’s annual sales were reported at $39.7 Billion dollars, Larry Page and Sergy Brin its founders approved an Executive Summary that stated that Mr. Attia’s technology was worth $120 Billion dollars annually to Google.

The RICO case has been appealed and is being argued and spearheaded by John E. Floyd, the leading authority on RICO in all fifty states. Mr. Floyd’s illustrious career has made him the go-to attorney for most district and states attorneys seeking to file RICO cases. Mr. Floyd is the protégé of G. Robert Blakey, the creator of the original RICO statute and the co-author of the Company’s initial RICO suit against Google and the founders, Larry Page and Sergey Brin as well as Google X CEO Astro Teller, Sebastian Thrun, and Flux Factory with its falsely claimed co-inventors Nicholas Chim, Jennifer Carlile, Michelle Kaufmann, Augusto Roman and Astro Teller.

In the appealed RICO opening brief, Mr. Floyd makes the following points as part of his argument highlighted with **:

*The district court erred in finding that “Plaintiffs’ continued use theory fails as a matter of law.” Plaintiffs have statutory standing to assert their DTSA (Defend Trade Secrets Act) claim based on Google and Flux’s unauthorized use of Plaintiffs’ trade secret information after May 11, 2016, notwithstanding Google’s wrongful publication of Plaintiffs’ trade secrets in 2012.

*Plaintiffs have statutory standing to assert their RICO claims based on those allegations, notwithstanding Google’s publication of Plaintiffs’ trade secrets in 2012.

*Defendants Are Estopped From Invoking Google’s Wrongful Publication of Plaintiffs’ Trade Secrets as a Defense to Plaintiffs’ DTSA and RICO Claims.

*The district court misapplied the law in each of its rulings. The court’s statutory standing finding was premised on an unduly restrictive reading of the DTSA and 18 U.S.C. § 1832 that actually protects—indeed, rewards—the most egregious trade secret misappropriators—those who, like Google, steal and then extinguish trade secrets altogether by wrongfully publishing them. Neither the DTSA nor § 1832, however, can be construed in such a self-defeating manner. And in any event, Google and Flux are equitably estopped from invoking Google’s wrongful publication of Plaintiffs’ trade secrets to evade liability under either the DTSA or RICO.

*The Predicate Acts Alleged in the Fifth Amended Complaint Are Sufficiently Related. Most critically, during each of these predicate offenses, all of the individual Defendants knew that the information being possessed and communicated was derived from Plaintiffs’ trade secrets, as explained above. Thus, the Fifth Amended Complaint offers enough facts to at least plausibly suggest that the individual Defendants knowingly participated in all of those predicate offenses. As a result, Plaintiffs sufficiently alleged a RICO conspiracy claim against all of the Defendants.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Even though the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company's primary patent to itself. The parties had begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018. On June 1, 2018, Adli filed a motion for summary judgment on numerous issues.

One issue raised by Adli (at the very end of their motion and in only a single paragraph) was that Max Sound was a forfeited corporation and thus, “is foreclosed from prosecuting any action in California courts.” Adli did not raise this issue before filing its papers. Max Sound’s counsel, SML Avvocati, P.C. had since learned that the California Franchise Tax Board contended that Max Sound owed back taxes, hence the forfeiture. Max Sound hired a CPA tax specialist to assist with paying its outstanding taxes which the state finally agreed were approximately $8,000 instead of the $340,000 the state had arbitrarily wrongly calculated and the Company sought to obtain a revivor to cure its forfeited status and thus be able to regain its ability to both defend itself in this action and prosecute its counterclaims.

However, despite working diligently with the hope of resolving this issue before the summary judgment motion hearing set for September 6, 2018, Max Sound had not resolved its issues with the state of California and had not yet obtained a revivor. As a result of this issue and glaring mistakes by the Company’s Counsel SML Avvocati, Max Sound had to respectfully request that the court grant a stay in the proceedings until Max Sound was able to obtain a revivor or, in the alternative, a continuance of all proceedings. A stay or continuance was necessary because Max Sound’s counsel would not be able to respond to the pending summary judgment motion (or any other substantive proceeding), and Max Sound would be unable to defend itself against this action or prosecute its cross-complaint until Max Sound’s forfeited status was cured. The court provided a summary default judgment in favor of Adli one day before Max Sound obtained a revivor.

In response, the Company hired Klapach & Klapach, P.C. who filed an application for an extension to file an opening brief. The extension was granted, and the opening brief was filed April 26, 2019. Adli responded with a Respondent Brief, Appendix and Motion to Augment. Max Sound’s counsel filed a reply brief.

In the conclusion of the brief, Max Sound’s counsel Mr. Klapach stated:

“The trial court committed error in granting summary judgment in the Adli Firm’s favor. Based on the Adli Firm’s own evidence, there were triable issues of fact regarding the Adli Firm’s claims for unpaid fees. With respect to the Steele Litigation, nearly all of the unpaid invoices that the Adli Firm sought to recover were for legal services that were separately billed to Mr. Trammell for Mr. Trammell, Mr. Wolff, and Audio Genesis’s defense. The record also reflects that Dr. Adli orally agreed to look solely to Mr. Trammell and Mr. Wolff for payment of the Adli Firm’s fees. With respect to the patent prosecution representation, triable issues of fact existed as to whether the Adli Firm’s admitted error in identifying itself – instead of Max Sound – as the assignee of the MAXD patent was a material breach that excused Max Sound’s performance and/or entitled Max Sound to set off. With respect to the Cross-Complaint, the trial court erred in concluding that Max Sound lacked the capacity to sue when Max Sound had presented the court with a Certificate of Revivor prior to the summary judgment hearing. The trial court also erred in refusing to grant Max Sound a short continuance so that it could pay its outstanding taxes and obtain a Certificate of Revivor.

For these reasons, this Court should reverse the trial court’s judgment in favor of the Adli Firm and remand this case for further proceedings.”

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company however the Company is confident it will receive a reversal in of the Summary Judgment and ultimately succeed in its cross complaint against the Adli Firm.

NOTE 8       SUBSEQUENT EVENT

Subsequent to September 30, 2019, officer paid $2,000 in expenses on Company’s behalf as an advance under the terms of the line of credit.

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

Results of Operations

For the three months ended September 30, 2019 and 2018.

General and Administrative Expenses: Our general and administrative expenses were $38,278 for the three months ended September 30, 2019 and $102,779 for the three months ended September 30, 2018, representing a decrease of $64,501 or approximately 63%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $6,000 for the three months ended September 30, 2019 and $149,429 for the three months ended September 30, 2018, representing a decrease of $143,429 or approximately 96%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $4,000 for the three months ended September 30, 2019 and $131,126 for the three months ended September 30, 2018, representing a decrease of $127,126 or approximately 97%, as a result of normal business operations.

Compensation: Our compensation expenses were $126,000 for the three months ended September 30, 2019 and $150,000 for the three months ended September 30, 2018, representing change of $24,000, or approximately 16%, as a result of our expensing of monthly compensation to our management and employees.

 Net Loss: Our net income for the three months ended September 30, 2019 was $9,814,295. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net income substantially increased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the nine months ended September 30, 2019 and 2018.

General and Administrative Expenses: Our general and administrative expenses were $112,876 for the nine months ended September 30, 2019 and $384,605 for the nine months ended September 30, 2018, representing a decrease of $271,729 or approximately 71%, as a result of a decrease in the general operation of the Company.

Consulting Fees:  Our consulting fees were $20,800 for the nine months ended September 30, 2019 and $225,782 for the nine months ended September 30, 2018, representing a decrease of $204,982 or approximately 91%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $29,754 for the nine months ended September 30, 2019 and $131,126 for the nine months ended September 30, 2018, representing a decrease of $101,372 or approximately 23%, as a result of normal business operations.

Website Development: Our website development fees were $8,250 for the nine months ended September 30, 2019 and $3,000 for the nine months ended September 30, 2018, representing an increase of $5,250 or approximately 175%, as a result of normal business operations.

Compensation: Our compensation expenses were $378,000 for the nine months ended September 30, 2019 and $492,000 for the nine months ended September 30, 2018, representing change of $114, 000, or approximately 23%, as a result of our expensing of monthly compensation to our management and employees.

 Net Loss: Our net income for the nine months ended September 30, 2019 was $5,161,810. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2019 and 2018, were $0 and $0, respectively. We have an accumulated deficit of $88,445,860 for the period from December 9, 2005 (inception) to September 30, 2019, and have negative cash flow from operations of $75,419 for the nine months ended September 30, 2019.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2019, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders.  Our need to obtain capital from outside investors is expected to continue until we can achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

Below is a summary of our capital-raising activities for the nine months ended September 30, 2019:

	Nine months ended September 30, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate	0% - 12%	0% - 12%
Default interest rate	14% - 22%	14% - 22%
Maturity	November 4, 2015 –May 22, 2019	November 4, 2015 –December 7, 2018

Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion

Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662

Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		-	(169,377)
Less: Debt Issue Costs			(3,525)
Convertible Debt - net		6,160,429	5,987,527

During the nine months ended September 30, 2019 and year ending December 31, 2018, the Company issued convertible notes totaling $0, less the original issue discount and debt issue costs of $0, for net proceeds of $0 and $827,200, respectively.

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

During the nine months ended September 30, 2019, the principal stockholder has advanced $78,191 and accrued $10,943 in interest and was repaid $3,220. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of September 30, 2019 is $381,546.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard effective January 1, 2019. The adoption of this guidance did not have a material impact on our financial statements.

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

Revenue Recognition:

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

We had $0 and $0 in revenue for the ended September 30, 2019 and 2018, respectively.

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

On October 17, 2019, the Company executed a Unanimous Consent in Lieu of a Special Meeting of Directors necessitating that any executive decisions relating to matters that significantly affect or bind the Company in any way, and/or that involve the Company entering into any agreements or contracts significant in nature, will now require a majority shareholder vote of at least 51% to secure approval.

Item 6.	Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit Number	Description

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2019.

MAX SOUND CORPORATION

(Registrant)

By:	/s/ John Blaisure
John Blaisure
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Greg Halpern
Greg Halpern
Chief Financial Officer (Principal Financial and Accounting Officer)