Form 10-K
period 2019-12-31
Max Sound Corp
filed 2020-05-04
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51886

MAX SOUND CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	26-3534190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Del Mar Heights Road # 802, San Diego, CA 92130

(Address of principal executive offices) (Zip Code)

800-327-(MAXD)

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

f

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2020 was approximately $380,800.

As of March 26, 2020, there were 6,587,102,823 shares issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Max Sound Corporation (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Delaware on December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. The total of 100,000 shares represented 100% of our issued and outstanding common stock at the time of the transfer. As a result, Mr. Halpern became our sole shareholder. As part of the acquisition, and pursuant to the Stock Purchase Agreement,

Michael Raleigh, our then President, CEO, CFO, and Chairman resigned from all the positions he held in the company, and Mr. Halpern was appointed as our President, CEO, CFO and Chairman. The original business model was developed by Mr. Halpern in September of 2008 and began when he joined the Company on October 7, 2008. In October 2008, we became a development stage company focused on creating an Internet search engine and social networking web site.

From October 2008 until January 17, 2011, Mr. Halpern was our CEO, and during that time the Company was focused on developing their Internet search engine and social networking web site which was launched in January of 2010 featuring an outstanding endorsement and web based commercial by William Shatner for stock warrants. However, by Q1 2011, the Company abandoned the product due to the much better capitalized Facebook and several other emerging well-funded Silicon ventures all beginning to crowd the same space with far more advanced products. On May 11, 2010, the Company acquired the worldwide rights, title and interest to all fields of use for MAX-D HD Audio Technology.

On January 17, 2011, Mr. Halpern hired John Blaisure as CEO. In February of 2011, the Company elected to change its business operations and focus primarily on developing and launching the MAX-D technology. Our current website (maxd.audio) is used to showcase the MAX-D technology. On March 8, 2011, the Company changed its name to Max Sound Corporation and its trading symbol on the OTC Bulletin Board to MAXD.

Max Sound Corporation acquired the worldwide rights to all fields of use to MAX-D HD Audio, which was invented by Lloyd Trammell, a sound designer and audio engineer who helped develop and sell the first working Surround Sound System to Hughes Aircraft. Mr. Trammell also was part of the team that developed MIDI for Korg. MAX-D is to Audio what High Definition is to Video and it works by converting audio files to their highest possible acoustic equivalent without increasing file size and which also saves on bandwidth usage and cost.

In Q2 of 2014, MAXD entered into an exclusive representation agreement with VSL Communications, Inc., making MAXD the sole representative to VSL to enforce its rights with respect to patented technology owned and controlled by VSL at the time. The Company announced that it had acquired the license and representation rights to VSL’s patented video and data technology known as “Optimized Data Transmission System and Method” (ODT) which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represented a thirty-three times reduction associated with transport cost and the time it takes for the video or digital content to be delivered to and viewed by the end-user. As described more fully in the Legal Proceedings Section, In Q3 of 2014, the Company filed suit against Google, Inc., YouTube, LLC, and On2 Technologies, Inc., alleging willful infringement of the ODT patent stemming from spending the bulk of 2010 learning all about ODT technology while under non-disclosure with VSL. The lawsuit further alleged that soon after Google and VSL initiated negotiations, Google willfully infringed the ODT patent by incorporating it into Google's own VP8, VP9, WebM, YouTube, Google Adsense, Google Play, Google TV, Chromebook, Google Drive, Google Chromecast, Google Play-per-view, Google Glasses, Google+, Google’s Simplify, Google Maps, and Google Earth, without compensating for such use. On May 13, 2015 Google's “motion to dismiss” was denied by the Northern District of California court in a seven-page order, stating that Max Sound had sufficiently alleged the existence and validity of the '339 Patent which led to serious negotiations for a significant settlement between the parties. However, due to numerous new demands by the ODT inventor, and their significant interference with the Company’s ownership rights, on November 24, 2015, the court granted a motion to dismiss for lack of subject matter jurisdiction based on the defendants’ argument that the agreements between the Company and VSL did not clearly give the Company standing to enforce the patent rights. The Company appealed that decision on February 22, 2016. One January 18, 2017 the Company received a notice from the Federal Circuit Court of Appeals that affirmed the order of the District Court dismissing MAXD's patent infringement lawsuit against Google for lack of standing. The Court did not issue a written decision explaining its reasoning or that the Company's arguments were not correct; however, VSL’s inventor then sold its Patent Rights to a new owner and the Company then became co-owners with the strategy to re-file a new lawsuit together with the new owner against Google. The Court also issued an order denying Google's motion arguing that the Company's appeal should be dismissed as moot. On September 25, 2017, the Court issued an order that the Company should reimburse defendants for its attorneys’ fees in the amount of $820,321.41. The award was illegally granted in-camera without due process and during the appeal was called out as absurd given that the parties hadn’t even reached discovery and no proof of time spent was required by Judge Edward Davila who also had an equity interest in Google at the time. The Company was informed by counsel that the Order for fees was without merit and appealed but was told at the hearing that Google would lose the appeal if the Company had not committed Waiver. After an excessively long delay by the Federal Appeals Court to hear the case so it could be combined with another case vs Google challenging the patent and using the same Tribunal with the sole intention to harm the Company, and continue to allow Google to steal and destroy the ODT Patent while profiting from it as a key component of its business, the Appeal was finally heard and the Company lost with no reasonable explanation and with the corrupt Tribunal simply rubber stamping both cases “Affirmed. See Fed Rule 36”, which is not only a violation of the Company’s Constitutional Rights, it is known to mean by intellectual property professionals representing small companies and inventors, that the courts won’t even look at the facts because then they would have to consider the actual law that would protect small businesses and the inventors affiliated with them. The Company is exploring additional rights it may have in both cases with its ongoing battle against Judicial Corruption. Since year end 2018, the Company has recorded the judgement payable on the balance sheet and in Q1 of 2020 the Company’s founder has filed a suit against Google, the ODT Inventor (for Conspiring with Google to harm the Company’s rights of the 339 patent) and the same suit also names Charles Graves (the lead attorney for Google) for Libel, Slander of Title and Business Interference among other claims.

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google [x], the project was internally valued by Google at $120 Billion USD a year. Its subsidiary Flux has since been spun-out of Google [x], funded and has quickly grown, into a massive enterprise and industry leader according to its CEO. MAXD secured additional council on behalf of Attia, to file suits against Google, Inc., Flux Factory and various executives of these companies for misappropriation of trade secrets, breach of contract and RICO.

On December 5, 2014, the Company, along with renowned architect Eli Attia, filed a lawsuit in the Superior Court of California, County of Santa Clara, against Google, its co-founders Sergey Brin and Larry Page, Google’s spinoff company Flux Factory, and senior executives of Flux. Plaintiffs’ sued for misappropriation of trade secrets, breach of contract and other contract-related claims, breach of confidence, slander of title, violation of California’s Unfair Competition Law (California Business and Professionals Code §§ 17200 et seq.), and fraud, and also a claim for declaratory relief. The lawsuit acuses that Google and the other Defendants stole Mr. Attia’s trade secrets, proprietary information, and know-how regarding a revolutionary architecture design and building process that he alone had invented, known as Engineered Architecture. Defendants are alleged to have engaged Mr. Attia in 2010 and 2011 to translate his architectural technology into software for a proof of concept, with the goal of determining at that point whether to continue with full-scale development with Mr. Attia. Instead, the lawsuit claims that once Mr. Attia had disclosed the trade secrets and proprietary information Defendants needed to bring the technology to market, they severed ties with Mr. Attia, and continued to use his technology without a license and without compensation, in order to bring the technology to market themselves. Plaintiffs seek a permanent injunction against Google, damages (including punitive damages), and restitution. As exclusive agent to Eli Attia to enforce all rights with respect to the subject technology, the Company retained Buether Joe & Carpenter LLC to represent the Company in the suit, on a contingency fee basis. The case has been vigorously prosecuted, and the Company believes there is a good likelihood of success. Defendants filed multiple demurrers to the complaint, and the Court issued orders allowing the case to proceed. Defendants filed another demurrer on March 17, 2016, which was denied by the Court on August 12, 2016.

On March 1, 2017, at Google's request, Max Sound Management met with Google Representatives to mediate the Attia matter. At the end of the day, no settlement agreement was reached and Max Sound agreed to leave the mediation negotiations open while the case continued.

On October 4, 2017, the Court granted Mr. Attia leave to amend the complaint to add causes of action against defendants for civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (commonly known as RICO). Subsequently, on October 23, 2017, the defendants removed the lawsuit from California state court to the federal district court in the Northern District of California, San Jose Division. In February 2019, that court gave a dismissal without prejudice, and an appeal was filed the same year.

On October 23, 2017, the Defendants exercised their right to move the lawsuit from Santa Clara County Superior Court to the Federal District Court in the Northern District of California, San Jose Division. The Trade Secret Theft and Misappropriation case was remanded to the Santa Clara County Superior Court on March 19, 2019, which based on the historical record, the Company believes would provide the most non-biased opportunity for Attia to finally receive justice in the matter. A Jury Trial has been set for October 28, 2020, a historical precedent as Google has nearly a thousand lawyers and small plaintiffs rarely reach this stage in any action against them. It is especially encouraging at a time when public opinion of Google has been declining and the Company is confident that the truth is only on the side of the Plaintiff. The Company assisted with research and information gathering services in the matter, and while it is not a party to the case, it holds the exclusive rights to negotiate a licensing and/or settlement agreement with the Defendants on the Plaintiff’s behalf.

In 2011, when Google’s annual sales were reported at $39.7 Billion dollars, Larry Page and Sergy Brin its founders approved an Executive Summary that stated that Mr. Attia’s technology was worth $120 Billion dollars annually to Google.

On March 13, 2020, Google’s motion to Show Cause was Denied by the Superior Court, as to Max Sound’s role and rights to settle the Attia matter against Google. This eliminated Google’s endless efforts to distract the court and its resources from its actual theft of Attia’s life work in the multi-trillion-dollar Architecture, Engineering and Construction Industry (AEC).

The RICO case has been appealed in 2019 and is being argued and spearheaded by John E. Floyd, the leading authority on RICO in all fifty states. Mr. Floyd’s illustrious career has made him the go-to attorney for most district and states attorneys seeking to file RICO cases. Mr. Floyd is the protégé of G. Robert Blakey, the creator of the original RICO statute and the co-author of the Attia’s initial RICO suit against Google and the founders, Larry Page and Sergey Brin as well as Google X CEO Astro Teller, Sebastian Thrun, and Flux Factory with its falsely claimed co-inventors Nicholas Chim, Jennifer Carlile, Michelle Kaufmann, Augusto Roman and Astro Teller.

In the appealed RICO opening brief, Mr. Floyd makes the following points as part of his argument, “The district court erred in finding that “Plaintiffs’ continued use theory fails as a matter of law.” Plaintiffs have statutory standing to assert their DTSA (Defend Trade Secrets Act) claim based on Google and Flux’s unauthorized use of Plaintiffs’ trade secret information after May 11, 2016, notwithstanding Google’s wrongful publication of Plaintiffs’ trade secrets in 2012.

“Plaintiffs have statutory standing to assert their RICO claims based on those allegations, notwithstanding Google’s publication of Plaintiffs’ trade secrets in 2012. *Defendants Are Estopped From Invoking Google’s Wrongful Publication of Plaintiffs’ Trade Secrets as a Defense to Plaintiffs’ DTSA and RICO Claims.”

“The district court misapplied the law in each of its rulings. The court’s statutory standing finding was premised on an unduly restrictive reading of the DTSA and 18 U.S.C. § 1832 that actually protects—indeed, rewards—the most egregious trade secret mis-appropriators — those who, like Google, steal and then extinguish trade secrets altogether by wrongfully publishing them. Neither the DTSA nor § 1832, however, can be construed in such a self-defeating manner. And in any event, Google and Flux are equitably estopped from invoking Google’s wrongful publication of Plaintiffs’ trade secrets to evade liability under either the DTSA or RICO.”

“The Predicate Acts Alleged in the Fifth Amended Complaint Are Sufficiently Related. Most critically, during each of these predicate offenses, all of the individual Defendants knew that the information being possessed and communicated was derived from Plaintiffs’ trade secrets, as explained above. Thus, the Fifth Amended Complaint offers enough facts to at least plausibly suggest that the individual Defendants knowingly participated in all of those predicate offenses. As a result, Plaintiffs sufficiently alleged a RICO conspiracy claim against all of the Defendants.”

In February of 2020, Max Sound’s founder, Chairman and CFO Greg Halpern personally filed a 25 million dollar cause of action against Google, Charles Graves and Constance Nash for Defamation, Fraud, Intentional Infliction of Emotional Distress, Slander of Title and Intentional Interference with Contract after among other things learning that Graves and his associate lied many times in a public filing in the Attia Matter. In July 2019 of the Attia v. Google matter, within the Joint Case Management Statement (“JCMS”) filed with the court, Defendant Graves intentionally made malicious statements, publishing them online to a general audience, when Graves knew beyond any doubt that they were based on a lie he created and that he knew, or should have known, would result in severe injury to Plaintiff. In doing so, Graves defamed Halpern and Halpern’s personal financial interest in assets upon which Graves knew or should have known Halpern’s livelihood depends. Defendant Google allowed Defendant Graves to publish that statement, among 11 other proven (not alleged) lies, in the aforementioned Attia v. Google matter saying: “The little that is left of this lawsuit appears to have nothing to do with Mr. Attia himself, whom Google suspects has no real involvement in the case. Instead, this lawsuit was filed by, and controlled by, an essentially defunct litigation entity called Max Sound Corporation. In 2014, Max Sound filed this case as one of four meritless lawsuits it filed against Google, all based on claims it obtained from third parties such as Mr. Attia. Since then, Max Sound has lost voluntarily dismissed the other three. Graves filed improper liens on patent applications belonging to Max Sound Corporation, in which Halpern is a shareholder. Graves knew or should have known that these publicly available liens would then easily find their way to chat board posters who then predictably had a feeding frenzy falsely claiming that Google owned Max Sound’s Patents and that Halpern was certainly going to jail. Then, Defendants attempted to foreclose on the improper liens.

In October 2019, the Federal Circuit ruled that the Inter Partes Review (IPR) Judges at the Patent Trademark and Appeals Board (PTAB) were not qualified under the United States Constitution, so therefore Googles impairment of the ‘339 ODT Patent was illegal in the process Max Sound’s Chairman Halpern has been calling “criminal theft of legitimate American Small Business Inventors under the license for big Corporations to steal known as America Invents Act.” In January 2020, Halpern has secured the rights to litigate and settle the 339 ODT Patent matter and Google’s multi-billion dollar infringement of the technology leaving the door open for new litigation with the 339 patent now restored to its original unimpaired status so it can be delivered as a brand new case in 2020 along with far greater accumulated value.

On March 16, 2020, in the Attia v. Google matter, Attia won all but two of its nine motions to compel Google for lack of production of Programs, Source Code, Metadata and other unproduced documentation. Helix, formerly Flux, won a motion to seal one item from Attia’s Valuation Expert which the Company feels is not major at all, and Google X CEO Astro Teller was ruled complete on his 7-hour deposition instead of Attia being granted unlimited time to depose Teller additionally. The Company feels confident that Teller and the other Defendants did quite poorly in their depositions and no more time is needed. Finally, the Court fully Denied Google’s Motion to Show Cause about Max Sound’s involvement in the case, and the Judge stated on the record that it was clear the Company had rights and warned that if Max Sound is prevented from appearing for any reason at the Mandatory Settlement Conference in Summer of 2020, there would be the real risk of him handing out contempt proceedings to any responsible parties.

To further clarify MAXD’s current role in the Attia and ODT legal matters described above, the Company is not a party to any of these legal cases that it has an interest in and the potential to profit from in the future. The Company has brought together IP rights holders since 2014 with both Contingency Law Firms and Litigation Financed Law Firms to create the enforcement of Intellectual Property rights holders with cases currently addressing Patent Infringement, Trade Secret Theft, Breach of Contract and Racketeering (“RICO”). MAXD has secured the potential to profit therefrom, as the power of attorney, to negotiate and approve a final financial deal with Google on behalf of the rights holders as either settlements or licensing arrangements both of which have been in and out of negotiations for the past five years. This does not include our Founder (Greg Halpern’s) personal case against Google and its lead attorney (Charles Graves) for Libel against Halpern personally in statements Graves made publicly in Google’s 2019 Case Management Conference filing and the harm thereto of the value of Halpern’s personal holdings in MAXD. For the past 2 years, our founder has acted as the Company's own pro se counsel in all certain legal matters and has not used any law firms to represent the company in these situations.

Description of Our Business

Max Sound (MAX-D) is engaged in activities to sell and license products and services based on its patent-pending MAX-D HD Audio Technology for sound recording and playback that dramatically improves the listener’s experience. The MAX-D HD Audio Technology delivers high definition audio without increasing file size.

The Company is marketing MAX-D on the basis that it is to audio what HD is to video. MAX-D technology improves all types of audio; moreover, it is intended to be particularly valuable in improving the ever-growing use of compressed audio and video as used in mp3 files, iPods, internet, and satellite/terrestrial broadcasting. For example, a listener using a portable mp3 player with MAX-D will experience sound quality that is comparable to the original CD before it was converted into an mp3 file. In another example, cell phone users using a cell phone equipped with MAX-D will hear the other person's voice as if they are speaking directly in front of them. The Company believes that the MAX-D HD is better for a consumer’s hearing than today’s highly compressed audio and anticipate that continued research and development will support the Company’s position. In numerous consumer audio tests, MAX-D HD sounded better to consumers than high-resolution WAV files. Importantly, MAX-D HD remains one tenth the size of a WAV file, and in the Company’s opinion offers more clarity, dimension, articulation and impact in every range of the audio spectrum to the listener. The Company’s current business model is to license the technology to content creators, manufacturers, and network broadcasters. The Company’s patent-pending technology stands customer ready today. The Company’s market pursuits include motion picture, music recording, video game, broadcasting, internet video and audio, automobile infotainment systems and consumer electronics.

Qualcomm

The Company is currently working under its existing license with Qualcomm to implement onto the 600 and 700 series Snap Dragon chip series and is completing an application that improves voice transmission on mobile devices and has great potential as a revenue share arrangement with many Qualcomm OEM’s by providing a better experience to consumers and a competitive marketing advantage globally. The license agreement is automatically renewable for one-year periods unless terminated by either party with 30 days prior written notice. The Company believes MAXD Voice will be ready for product demonstration in Q3.

Optimized Data Transmission (ODT)

In November 2016, MAXD announced that it entered into an agreement with Vedanti Licensing Limited (VLL), which provides that VLL and MAXD will become co-owners of the pioneering ODT portfolio.

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

MAX-D Benefits: Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth; High-resolution audio reproduction with an omni-directional sound field using only two speakers; “Real” three-dimensional sound field, versus artificial sound field created by competing technologies; and More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity.

MAX-D Audio Market:

MAX-D is targeting primarily Mobile Communication - Voice, Multi-media & Entertainment

MAX-D is fully compatible with existing playback technology. We believe that no current competitor can provide the level of sound quality and end user experience that MAX-D delivers.

MAX-D App:

In 2018, the Company’s Mobile App user base (with no dedicated marketing budget being employed) had over 750,000 subscribers on the free version of our HD Audio App for MP3’s on Android and Apple.

MAX-D Revenue Model:

The Company expects to derive its long-term revenue through the licensing of its MAX-D technology with two strategic players onto hardware and software across the primary vertical markets in Mobile Communications technology.

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

MAX-D Technology

MAX-D is a unique approach to processing sound, based on the physics of acoustics rather than electronics. Remarkably simple to deploy, MAX-D is a technology that dramatically raises the standard for sound quality, with no corresponding increase in file size or transmission channel bandwidth. This is accomplished by processing audio with our proprietary, patent-pending process. This embedded and duplicating format either remains the same or can be converted to whatever format the user desires, while retaining unparalleled fidelity and dynamic range.

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

Market

MAX-D products and services are designed and intended to add high-definition quality and cost-savings to audio components and delivery of several separate industries, including consumer electronics, motion picture, broadcasting, video game, recording, mobile phone, internet, and VOIP applications.

Competition

The Company’s management believes there are no current direct competitors capable of delivering as high quality of audio technology as its MAXD HD Audio. Although other companies, like DTS or Dolby, have technologies that enhance sound; we do not believe these technologies negatively affect the Company because the MAX-D process can enhance the other audio company’s technology.

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

Research and Development

The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including mobile audio hardware such as speakers and audio receivers including car smart head units. After nearly a decade of time, and innovation and several million dollars of expenditures, the Company believes in 2020, that it will finally license the MAX-D HD Audio on a major scale working with two strategic partners who have global reach and can help to solve a few specific problems for each other by pushing the MAXD HD Audio forward in their technology eco-system.

Employees

As of December 31, 2019, we had 2 employees, of which all were full-time. Since that time, the Company had reduced its overhead and staff by 1 employee.

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

Over the next twelve months, our focus will be on achieving and implementing the following:

•	MAX-D is available to Qualcomm OEM’s on the 600 Series Snap Dragon and soon the 700 Series

•	Settle our litigations. Coordinate licensing among two of the largest strategic partners leading to several years of substantial revenue growth

Long-Term Goals

•	Increase Max Sound’s customer base producing scalable consumer adoption and branding differentiated as a deliverer of game-changing audio technology.

•	Make a financial return on the investments of the last three years with new sales and reduction of indirect costs, to become cash flow positive and then profitable in 2020.

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

Price	High	Low
2019
First quarter	$.0003	$.0001
Second quarter	$.0002	$.0001
Third quarter	$.0002	$.0001
Fourth quarter	$.0002	$.0001
2018
First quarter	$.0015	$.0002
Second quarter	$.0006	$.0002
Third quarter	$.0004	$.0002
Fourth quarter	$.0005	$.0001

Holders

As of December 31, 2019, in accordance with our transfer agent records, we had 2612 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

No later than June 20, 2014, MAXD entered into a representation agreement with VSL Communications, Inc., making MAXD the exclusive agent to VSL to enforce all rights with respect to patented technology owned and controlled by VSL. In particular, the Company announced that it had acquired a worldwide license and representation rights to a patented video and data technology “Optimized Data Transmission System and Method” which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represents thirty-three times reduction associated with transport cost and the time it takes for the video or digital content to be viewed by an end-user. As described more fully in the Legal Proceedings Section, The Company has since filed suit against Google, Inc., YouTube, LLC, and On2 Technologies, Inc., alleging willful infringement of the patent.

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

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2020.

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

Results of Operations

For the year ended December 31, 2019 and December 31, 2018:

General and Administrative Expenses: Our general and administrative expenses were $56,547 for the year ended December 31, 2019 and $357,225 for the year ended December 30, 2018, representing a decrease of 300,678, or approximately 84%,as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees: Our consulting fees were $20,800 for the year ended December 31, 2019 and $294,034 for the year ended December 31, 2018, representing an increase of $ 273,234, or approximately 93%. The Company has increased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $32,754 for the year ended December 31, 2019 and $221,244 for the year ended December 31, 2018, representing decrease of $188,490 or approximately 85%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $450,000 for the year ended December 31, 2019 and $600,000 for the twelve months ended December 31, 2018, representing a decrease of $150,000, or approximately 25% as a result of decrease in our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Judgment: Our Judgment expense was $0 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018 as a result of the court issued order on September 25, 2018.

Net Income: Our net income for the twelve months ended December 31, 2019 was $12,121,017. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2019 and 2018, were $0 and $0, respectively. We have an accumulated deficit of $81,474,653 for the period from December 9, 2005 (inception) to December 31, 2019 and have negative cash flow from operations of $77,841 for the twelve months ended December 31, 2019.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2019, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. For the past 16 months we have not conducted any capital raising activities.

In the year ended December 31, 2019 the Company issued no convertible notes and agreed with its only two debt holders to eliminate all of the moving conversion rights until the S.E.C rightfully enforces Regulation Sho to restore the Company’s equity stolen by Knight Securities and other bad market actors who continue unimpeded in their daily illegal naked short selling of the Company’s shares and in absolute and direct violation of the existing law.

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

During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of this line of credit. The line of credit balance and accrued interest as of December 31, 2018 is $310,290.During the year ended December 31, 2019, line of credit increased by $77,426.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended December 31, 2019 and 2018, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 4	BALANCE SHEETS AS OF DECEMBER 31, 2018 and 2017.

PAGE	F - 5	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

PAGE	F - 6	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGE	F - 7	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017.

PAGES	F - 8	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Max Sound Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Max Sound Corporation (the Company) as of December 31, 2019 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has an accumulated deficit of $81,474,653, stockholders’ deficit of $11,155,177 and working capital deficit of $11,155,177. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado

April 14, 2020

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

/s/ Anton & Chia

Newport Beach, California February 22, 2019

Max Sound Corporation

Financial Position

	December 31, 2019	December 31, 2018

Current Assets
Cash	$34	$449
Total Assets	$34	$449

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$735,845	$675,295
Accrued expenses	1,725,327	1,245,600
Accrued expenses - related party	1,329,984	404,429
Judgement payable	819,626	819,626
Line of credit - related party	384,000	306,575
Derivative liability	—	13,849,591
Convertible note payable, net of debt discount of $0 and $169,377, and related debt issue costs of $0 and $3,525, respectively	6,160,429	5,987,527
Total Current Liabilities	11,155,211	23,288,643

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000, 000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,583,852,824 and 6,573,852,824 shares issued and outstanding, respectively	65,967	65,867
Additional paid-in capital	70,787,984	70,776,084
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(81,474,653)	(93,595,670)
Total Stockholders' Deficit	(11,155,177)	(23,288,194)

Total Liabilities and Stockholders' Deficit	$34	$449

See accompanying notes to the financial statements.

Max Sound Corporation

Statement of Operations

	For the Years Ended,
	December 31, 2019	December 31, 2018

Revenue	$—	$—

Operating Expenses
General and administrative	110,547	357,225
Consulting	20,800	294,034
Professional fees	32,754	221,244
Website development	8,250	4,000
Compensation	450,000	600,000
Judgement expense	—	—
Total Operating Expenses	622,351	1,476,503

Loss from Operations	(622,351)	(1,476,503)

Other Income / (Expense)
Interest expense	(457,763)	(453,469)
Interest expense - related party	(475,555)	(418,510)
Derivative Expense	—	(375,302)
Amortization of debt offering costs	(3,525)	(44,426)
Loss on debt settlement	—	—
Amortization of debt discount	(169,379)	(1,276,576)
Change in fair value of embedded derivative liability	13,849,590	(8,080,251)
Loss on impairment	—	(28,211)
Total Other Income / (Expense)	12,743,368	(10,676,745)

Provision for Income Taxes	—	—

Net Income (Loss)	$12,121,017	$(12,153,248)

Net Loss Per Share - Basic and Diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,577,551,453	5,280,292,846

See accompanying notes to the financial statements.
F-5

Max Sound Corporation

Statement of Changes in Stockholders' Deficit

For the years ended December 31, 2019 and 2018

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional						Total
							paid-in	Accumulated	Subscription	Deferred	Treasury	Dividend	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Compensation	Stock	Payable	Equity(Deficit)

Balance, December 31, 2017	10,000,000	$100	—	$—	2,158,961,690	$21,718	$68,564,307	$(81,442,422)	$—	$—	$(534,575)	$—	$(13,390,872)

Convertible debt, accrued interest and penalty conversion into common stock	—	—	—	—	4,373,012,563	43,730	834,484	—		—	—		878,214

Common stock issued for services ($0.0008/sh)	—	—	—	—	32,678,571	327	46,173	—		—	—		46,500

Common stock issued in exchange for warrant forgiveness ($0.0003/Sh)	—	—	—	—	9,200,000	92	2,668						2,760

Reclassification of derivative liability associated with convertible debt	—	—	—	—	—	—	1,328,452	—		—	—		1,328,452

Net loss for the year ended December 31, 2018	—	—	—	—	—	—	—	(12,153,248)		—	—		(12,153,248)

Balance, December 31, 2018	10,000,000	100	—	—	6,573,852,824	65,867	70,776,084	(93,595,670)	—	—	(534,575)	—	(23,288,194)

Common stock issued for services ($0.0002/sh)	—	—	—	—	10,000,000	100	11,900	—			—		12,000

Net income for the year ended December 31, 2019	—	—	—	—	—	—	—	12,121,017		—	—		12,121,017

Balance, December 31, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	—	—	$(534,575)	—	$(11,155,177)

See accompanying notes to the financial statements.

Max Sound Corporation

Statements of Cash Flows

	For the Years Ended,
	December 31, 2019	December 31, 2018

Cash Flows From Operating Activities:
Net Loss	$12,121,017	$(12,153,248)
Adjustments to reconcile net loss to net cash used in operations
Depreciation/Amortization	—	15,852
Stock and stock options issued for services	12,000	46,500
Stock issued in exchange of warrant forgiveness	—	2,760
Amortization of debt offering costs	3,525	44,426
Amortization of debt discount	169,379	1,276,575
Change in fair value of derivative liability	(13,849,590)	8,080,251
Loss on impairment of fixed assets	—	28,211
Derivative Expense	—	375,302
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	59,730
Increase in accounts payable	60,546	276,349
Increase in accrued expenses	479,727	485,642
Increase in accrued expenses - related party	925,555	361,429
Net Cash Used In Operating Activities	(77,841)	(1,100,221)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	80,646	557,679
Repayment from stockholder loans / lines of credit	(3,220)	(284,954)
Proceeds from issuance of convertible note, less offering costs and OID costs paid	—	827,200
Net Cash Provided by Financing Activities	77,426	1,099,925

Net Decrease in Cash	(415)	(296)

Cash at Beginning of Year	449	745

Cash at End of Year	$34	$449

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$8,709

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt and accrued interest	$—	$878,214
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	$—	$1,328,452

See accompanying notes to financial statements.
F-7

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

(B) Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our office locations have been closed effective April 1, 2020.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2019 and December 31, 2018.

(H) Revenue Recognition

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

The computation of basic and diluted loss per share for the years ended December 31, 2019 and 2018, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2019	December 31, 2018
Stock Warrants (Exercise price - $0.25 - $.52/share)	—	11,620,960
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	85,342,765,754
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000
Total
	118,325,656,764	85,699,718,944

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 114,909,509,587 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

	2019	2018

Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences
Net operating loss carryforward	10,401,306	9,973,745
Valuation allowance	(10,401,306)	(9,973,745)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2019	2018
Expected income tax recovery (expense) at the statuary rate of 27.64%	$3,349,764	$(3,358,672)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	22	106,748
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(3,777,347)	2,585,582
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	427,561	666,342

Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2038.

The net change in the valuation allowance for the year ended December 31, 2019 and 2018 was an increased/ (decreased) of $427,561 and $666,342, respectively.

The components of income tax expense related to continuing operations are as follows:

	2019	2018
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—
	$—	$—

The company’s federal income tax returns for the years 2016-2019 remain subject to examination by the Internal Revenue Service through 2023.

(K) Business Segments

The Company operates in one segment and therefore no segment information is not presented.

(L) Recent Accounting Pronouncements

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2019 and December 31, 2018, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2019				December 31, 2018
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	—	—	—	—	13,849,591	—	13,849,591

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price. Therefore, as of December 31, 2019 there is no longer an existing derivative liability.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $81,474,653, stockholders’ deficit of $11,155,177 and working capital deficit of $11,155,177. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of December	As of December
	31, 2019	31, 2018
Line of credit– related party	$384,000	$306,575
Accrued interest – related party	709,039	233,484
Accrued expenses – related party	620,945	170,945
Convertible debt	$6,160,429	$6,160,429
Less: debt discount	—	(169,377)
Less: debt issue costs	—	(3,525)
Convertible debt - net	6,160,429	5,987,527
Total current debt	$7,874,413	$6,698,531

•	Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2018	$310,290	—
Borrowings during the year ended December 31, 2019	80,647	—
Interest accrual	14,755	—
Repayments	(3,220)	—
Balance – December 31, 2019	$402,472

Accounts payable consists of the following:

	As of December 31, 2019	As of December 31, 2018

Accounts Payable	$735,845	$675,295

Total accounts payable	$735,845	$675,295

(A) Convertible Debt

During the year ended December 31, 2018, the Company issued convertible notes for net proceeds and $827,200, respectively.

The convertible notes issued for year ended December 31, 2019 and year ended December 31, 2018, consist of the following terms:

		Year ended December 31, 2019 Amount of Principal Raised	Year ended December 31, 2018 Amount of Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015 – December 7, 2018
Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662
Convertible Debt Less: Debt		6,160,429	6,160,429
Discount Less: Debt		—	(169,377)
Issue Costs		—	(3,525)
Convertible Debt - net		6,160,429	5,987,527
F-14

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

During the year ended December 31, 2018, the Company converted debt and accrued interest, totaling $878,214 into 4,289,679,230 shares of common stock.

Convertible debt consisted of the following activity and terms:
Convertible Debt Balance as of December 31, 2018	6,160,429	4% - 12%
Borrowings	—
Conversions	—
Convertible Debt Balance as of December 31, 2019	6,160,429

(B) Debt Issue Costs

During the year ended December 31, 2018, the Company paid debt issue costs totaling $20,500

The following is a summary of the Company’s debt issue costs:

	Year ended	Year Ended
	December 31, 2019	December 31, 2018
Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(358,898)
Debt issue costs – net	$—	3,525

During the year ended December 31, 2019 and 2018 the Company amortized $3,525 and $44,426 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

During the year ended December 31, 2019 and year ended December 31, 2018, the Company recorded debt discounts totaling $0 and $813,386, respectively.

The debt discount and the original issue discount recorded in 2019 and 2018 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $169,379 and $1,276,576 during the years ended December 31, 2019 and 2018, respectively, to amortization of debt discount expense.

	Year ended	Year Ended
	December 31, 2019	December 31, 2018
Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,052,462)
Debt discount - Net	$—	169,377

(D) Line of Credit – Related Party

During the year ended December 31, 2019, the principal stockholder has advanced $80,647 and accrued $14,755 in interest and was repaid $3,220. During the year ended December 31, 2018, the principal stockholder has advanced $557,299 accrued $3,792 in interest and was repaid $284,957 under the terms of the line of credit. The line of credit balance and accrued interest as of December 31, 2019 is $381,546.

NOTE 4 DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued in 2018 and 2017. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:
Derivative Liability –December 31, 2018	$13,849,591
Change in fair value of embedded derivative liability for warrants issued	(893)
Change in fair value of embedded derivative liability for convertible instruments	(13,848,698)
Derivative Liability –December 31, 2019	$—

The Company recorded the debt discount to the extent of the gross proceeds raised and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense for year ended December 31, 2019 and 2018 of $0 and $375,302 respectively.

The fair value at the commitment and remeasurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2019:

	Commitment	Remeasurement
	Date	Date
Expected dividends:	—	—
Expected volatility:	—	515.83%-792.59%
Expected term:	—	0.01–1.00 Years
Risk free interest rate:	—	1.59%

The fair value at the commitment and remeasurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2018:

	Commitment	Remeasurement
	Date	Date
Expected dividends:	—	—
Expected volatility:	133% - 262%	296.54%-579.57%
Expected term:	0.08 - 3 Years	0.11–1.01 Years
Risk free interest rate:	0.06% - 2.31%	2.23% - 2.63%

NOTE 5 PROPERTY AND EQUIPMENT

At December 31, 2019 and December 31, 2018, respectively, property and equipment are as follows:

	December 31, 2019	December 31, 2018
Website Development	$—	$294,795
Furniture and Equipment	—	143,071
Leasehold Improvements	—	6,708
Software	—	54,598
Music Equipment	—	2,578
Office Equipment	—	80,710
Domain Name	—	1,500
Sign	—	628
Total	—	584,588
Less: impairment of assets	—	(28,211)
Less: accumulated depreciation and amortization	—	(556,377)
Property and Equipment, Net	$—	$—

Depreciation expense for the year ended December 31, 2019 and 2018 totaled $0 and $12,233, respectively.

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

1.	Common Stock

During the year ended December 31, 2019, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share
Services - rendered	10,000,000	$12,000	$0.0002
Total shares issued	10,000,000	$12,000

During the year ended December 31, 2018, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per share
Conversion of convertible debt and accrued interest	4,373,012,563	$878,214	$0.0006 to - $0.00065
Services - rendered	32,678,571	46,200	$0.0026
Shares issued in exchange for warrant forgiveness	9,200,000	2,760	$0.0003
Total shares issued	4,414,891,134	$927,474

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

On March 4, 2015 the Company filed a form 8K with the SEC associated with the Company entering into a Securities Exchange Agreement and the Company filing with the Secretary of State Delaware a Certificate of Designations, Preferences and Rights whereby, among other things, the Company for good and valuable consideration, agreed that in consideration of a large shareholder exchanging 120,000,000 shares of common stock back to the Company, the shareholder would receive 5,000,000 shares of Series A Convertible Preferred Stock of the Company at a Stated Value of $0.96 per share and a Conversion Price of $0.04 per share. These 5,000,000 Series A Convertible Preferred Shares represent 33.4% of the Company’s voting rights and control and accrue dividends at a rate of 8% per annum Stated Value, payable in cash or in kind at the election of the Board of Directors. For the year ended December 31, 2019 and 2018, respectively, the Company has not declared dividends.

(B) Stock Warrants

The following tables summarize all warrant grants as of December 31, 2019, and the related changes during these periods are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2018	11,620,690	$0.01	1.2
Granted	—

Exercised	—

Cancelled/Forfeited	(11,620,690)

Balance, December 31, 2019	—		$—

On May 7, 2018, the Company issued 9,200,000 shares of Company’s common stock to consultant in exchange for forgiveness of Warrant Agreement with the Company with a fair value of $2,760 ($0.0003/Share).

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

			Weighted Average	Aggregate Intrinsic
Exercise	Warrants	Warrants	Remaining	Value
Price	Outstanding	Exercisable	Contractual Life
$0.01	2,000,000	2,000,000	0.16	$—
$0.005	1,000,000	1,000,000	0.40	$—
$0.0029	8,620,690	8,620,690	0.25	$—

	11,620,690	11,620,690	0.25	$—

(C) Stock Options

The following tables summarize all option grants as of December 31, 2018, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding – December 31, 2018	95,332,500	—
Exercised	—	—	—
Forfeited or Canceled	—	—
Outstanding – December 31, 2019	95,332,500	0.0025	0.55
Exercisable – December 31, 2019	95,332,500

NOTE 7 LITIGATION

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

In the conclusion of the brief, Max Sound’s counsel Mr. Klapach stated:

“The trial court committed error in granting summary judgment in the Adli Firm’s favor. Based on the Adli Firm’s own evidence, there were triable issues of fact regarding the Adli Firm’s claims for unpaid fees. With respect to the Steele Litigation, nearly all of the unpaid invoices that the Adli Firm sought to recover were for legal services that were separately billed to Mr. Trammell for Mr. Trammell, Mr. Wolff, and Audio Genesis’s defense. The record also reflects that Dr. Adli orally agreed to look solely to Mr. Trammell and Mr. Wolff for payment of the Adli Firm’s fees. With respect to the patent prosecution representation, triable issues of fact existed as to whether the Adli Firm’s admitted error in identifying itself – instead of Max Sound – as the assignee of the MAXD patent was a material breach that excused Max Sound’s performance and/or entitled Max Sound to set off. With respect to the Cross-Complaint, the trial court erred in concluding that Max Sound lacked the capacity to sue when Max Sound had presented the court with a Certificate of Revivor prior to the summary judgment hearing. The trial court also erred in refusing to grant Max Sound a short continuance so that it could pay its outstanding taxes and obtain a Certificate of Revivor.”

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company however the Company is confident it will receive a reversal in of the Summary Judgment and ultimately succeed in its cross complaint against the Adli Firm.

NOTE 8 SUBSEQUENT EVENT

Subsequent to December 31, 2019, the principal stockholder has advanced $26,100 and was repaid $14,700 on under the terms of the line of credit.

Item 9. Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2018.

(b)	Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2019.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c)	Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2019, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On March 25, 2020, John Blaisure was terminated. Greg Halpern took on the duties of President and Chief Executive Officer.

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION
Greg Halpern	61	Chairman, President, Chief Executive Officer & Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern, Chairman, CFO & Founder

Greg Halpern is the founder and visionary of MAX-D. Over the course of his tenure, Mr. Halpern has made loans, lines of credit and done equity conversions with the Company in excess of $2,500,000.

Greg Halpern is the founder of Max Sound Corporation From 1997 to 2001 Mr. Halpern was the CEO of Circle Group Internet, Inc. (CRGQ: OTCBB). From 2002 to 2005, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN, formerly CRGQ.OB) and continued to be the CEO after it changed its name to Z-Trim Holdings Inc. (AMEX: ZTM) from 2006 - 2007. Circle Group was a venture capital firm for emerging technology companies which provided small business infrastructure, funding and intellectual capital to bring timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life improving technologies and bringing these products to the marketplace. In 2003, Mr. Halpern and his wife founded an unincorporated non-profit organization “People for Ultimate Kindness Toward All Living Creatures on Earth” whose purpose is and has been to identify problems on earth and those who are working to solve them. The Ultimate Kindness is a non-profit organization independent from the So Act Network. The Ultimate Kindness and the So Act Network share no financial interest or otherwise. In 2007, Mr. Halpern resigned from his position at Z-Trim Holdings and took a one (1) year sabbatical from business touring the Continental United States in his RV with his family. Currently, Mr. Halpern serves as the Chairman, President, Chief Executive Officer and Chief Financial Officer of Max Sound Corporation, and devotes approximately 50 hours each week to the management and operations of Max Sound Corporation.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2019, and 2018 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Greg Halpern,CFO	2019	288,000	0	0	0	0	288,000
	2018	288,000	0	0	0	0	288,000
	2017	192,000	0	0	0	0	192,000

John Blaisure, CEO	2019	162,000	0	0	0	0	162,000
	2018	164,000	0	0	0	44,252	208,252
	2017	144,000	0	0	0	0	144,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2019.

Outstanding Option Awards at Fiscal Year-End

Number of Securities Underlying Unexercised Options
Option
Weighted
			Average	Option
	Exercisable	Unexercisable	Exercise	Expiration
Name	Options	Options	Price	Date
Greg Halpern	95,332,500	—	$0.0025	July 5, 2020

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

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $28,000, and $34,600, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $4,590, and $11,090, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2019 and 2018.

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

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2019 associated with all prior Form 10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	- Chief Executive Officer and Chief Financial Officer
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2020

MAX SOUND CORPORATION

(Registrant)

By:

/s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

