Form 10-K/A
period 2019-12-31
Max Sound Corp
filed 2020-05-08
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

1

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2019 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on May 4, 2020 to include the following items -

Item 8.01 Other Information – The Company had previously chosen to take the allowable Extension of Time to File the Company’s 2019 - 10-K Annual Report Pursuant to SECURITIES AND EXCHANGE COMMISSION [Release No. 34-88465 / March 25, 2020] ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES as RELIEF PROVIDED TO Registrants or other persons impacted by COVID-19 from March 1, 2020 to July 1, 2020.

(1)	The Company relied on the Order (Release No. 34-88465) for the extension of up to 45 days after the required filing date of March 30, 2020;
(2)	Since the Company was not in a position to file its Annual Report on Form 10-K for the period ended December 31, 2019 (the “Form 10-K”) in a timely manner (by the March 30, 2020 due date) without compromising the health and safety of key personnel involved in its completion because of the recent Coronavirus (COVID – 19) isolation from quarantines and related risks;

(3)	By filing its 10-K on May 4, 2020 and now the 10-K/A, the Company relied on, and ultimately required 40 days of relief, which was necessary from the imposed additional burdens and delays on key personnel;

(4)	At present, the Company is unaware of any specific risk factor or the impact of COVID-19 on its business, although no guarantee can be made of any future negative effect that may occur;

(5)	In light of recent developments relating to the Coronavirus, the Company will be supplementing future 10-Q’s and 10-K’s with the following risk factor:

The scale and scope of the recent Coronavirus (COVID-19) outbreak and resulting pandemic is unknown and, due to this and other factors, it has the potential to result in an adverse impact on our business at least for the near term.

As the U.S. faces the novel Coronavirus Pandemic, the Company is following the recommendations of government and health authorities to minimize exposure risk for its employees and professionals. The Company will closely monitor this global health crisis and reassess its strategy and operational structure on a regular ongoing basis as the situation evolves. The rapid spread of the Coronavirus globally has also resulted in increased travel restrictions, disruption and shutdown of certain businesses in the U.S. We may experience impacts from changes in behavior related to pandemic fears, quarantines and market downturns, as well as impacts on our current goals if the virus becomes widespread in any of our areas of business. In addition, one or more of our professionals or service providers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the coronavirus outbreak. The global scale and scope of the coronavirus is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the coronavirus impacts the Company’s results will ultimately depend on future developments, and potentially the courts, which are highly uncertain and will include the duration of the downturn, emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. In summary, the Company considers at least a near term possibility that the coronavirus currently has the potential to result in an adverse impact on our business, results of operations and financial condition.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures other than those listed above.

2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2019 associated with all prior Form 10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020

MAX SOUND CORPORATION

(Registrant)

By:

/s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

4