Form 10-Q
period 2020-03-31
Max Sound Corp
filed 2020-06-26
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

As of June 29, 2020, the registrant had 6,583,852,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

2

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

PART I FINANCIAL INFORMATION

MAX SOUND CORPORATION

Max Sound Corporation
Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(UNAUDITED)

ASSETS
Current Assets
Cash	$3,073	$34
Total Assets	$3,073	$34

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$782,767	$735,845
Accrued expenses	1,873,405	1,725,327
Accrued expenses - related party	1,574,608	1,329,984
Judgement payable	819,626	819,626
Line of credit - related party	380,901	384,000
Convertible note payable	6,160,429	6,160,429
Total Current Liabilities	11,591,736	11,155,211

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,583,852,824 and 6,583,852,824 shares issued and outstanding, respectively	65,967	65,967
Additional paid-in capital	70,787,984	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(81,908,139)	(81,474,653)
Total Stockholders' Deficit	(11,588,663)	(11,155,177)

Total Liabilities and Stockholders' Deficit	$3,073	$34
See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2020	March 31, 2019

Revenue	$—	$—

Operating Expenses
General and administrative	30,755	44,002
Consulting	—	11,800
Professional fees	46,000	19,393
Website development	—	5,250
Compensation	126,000	126,000
Total Operating Expenses	202,755	206,445

Loss from Operations	(202,755)	(206,445)

Other Income / (Expense)
Interest expense	(138,439)	(117,508)
Interest expense - related party	(118,625)	(117,023)
Amortization of debt offering costs	—	(1,660)
Other income	26,333	—
Amortization of debt discount	—	(122,866)
Change in fair value of embedded derivative liability	—	(618,669)
Total Other Income / (Expense)	(230,731)	(977,726)

Provision for Income Taxes	—	—

Net Loss	$(433,486)	$(1,184,171)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	6,583,852,824	6,573,852,824

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 2020 and 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	—	(433,486)	—	(433,486)

Balance, March 31, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,908,139)	$(534,575)	$(11,588,663)

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Net loss for the three months ended March 31, 2019	—	—	—	—	—	—	—	(1,184,171)	—	(1,184,171)

Balance, March 31, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(94,779,841)	$(534,575)	$(24,472,365)

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(433,486)	$(1,184,171)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt offering costs	—	1,660
Amortization of debt discount	—	122,866
Change in fair value of derivative liability	—	618,669
Changes in operating assets and liabilities:
Increase in accounts payable	46,922	11,337
Increase in accrued expenses	148,078	129,904
Increase in accrued expenses - related party	244,625	243,023
Net Cash Used In Operating Activities	6,139	(56,712)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	24,500	56,512
Repayment from stockholder loans / lines of credit	(27,600)	—
Net Cash Provided by Financing Activities	(3,100)	56,512

Net Decrease in Cash	3,039	(200)

Cash at Beginning of Period	34	449

Cash at End of Period	$3,073	$249

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$650	$—

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 4, 2020.

(B) Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally fiscal first quarter and potentially beyond.

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

The measures taken to date will impact the Company’s business for the first quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2020 and December 31, 2019.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31,	March 31,
	2020	2019
Stock Warrants (Exercise price -$0.25 - $.52/share)	—	1,000,000
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	86,731,320,317
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000
Total
	118,325,656,764	87,077,652,817

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2020 and December 31, 2019, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2020				December 31, 2019
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	—	—	—	—	—	—	—

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price. Therefore, as of March 31, 2020 there is no longer an existing derivative liability.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $81,908,139, stockholders’ deficit of $11,588,663 and working capital deficit of $11,588,663. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2019 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2020 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:
	As of March	As of December
	31, 2020	31, 2019
Line of credit– related party	380,901	$384,000
Accrued interest – related party	827,663	709,039
Accrued expenses – related party	746,945	620,945
Convertible debt - net	6,160,429	6,160,429
Total current debt	8,115,938	$7,874,413

Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2019	402,472	—
Borrowings during the three months ended March 31, 2020	24,500	—
Interest accrual	3,741	—
Repayments	(27,600)	—
Balance – March 31, 2020	403,113	—

Accounts payable consists of the following:
	As of March 31, 2020	As of December 31, 2019

Accounts Payable	782,767	$735,845
Total accounts payable	782,767	$735,845

(A) Convertible Debt

The convertible notes in the amount of $6,160,429 outstanding as of March 31, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2019	6,160,429	4%	-	12%
Borrowings	—
Conversions	—
Convertible Debt Balance as of March 31, 2020	6,160,429

(B) Debt Issue Costs

The following is a summary of the Company’s debt issue costs:
	Three Months Ended	Three Month’s Ended
	March 31, 2020	March 31, 2019
Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(360,558)
Debt issue costs – net	$—	1,865

During the three months ended March 31, 2020 and 2019 the Company amortized $0 and $1,660 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

The Company amortized $0 and $122,866 during the three months ended March 31, 2020 and 2019, respectively, to amortization of debt discount expense.

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,221,839)
Debt discount - Net	$—	—

(D) Line of Credit – Related Party

During the three months ended March 31, 2020, the principal stockholder has advanced $24,500 and accrued $3,741 in interest and was repaid $27,600. The line of credit balance and accrued interest as of March 31, 2020 is $403,113.

NOTE 4 STOCKHOLDERS’ DEFICIT

Stock Options

The following tables summarize all option grants as of March 31, 2020, and the related changes during these periods are presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (In
	Number of Options	Exercise Price	Years)
Outstanding – December 31, 2019	95,332,500	—
Exercised	—	—	—
Forfeited or Canceled	—	—
Outstanding – March 31, 2020	95,332,500	0.0025	0.25
Exercisable – March 31, 2020	95,332,500

NOTE 5 LITIGATION

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

NOTE 6 SUBSEQUENT EVENT

Subsequent to March 31, 2020 the principal stockholder has advanced $10,500 under the terms of the line of credit.

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

Results of Operations

For the three months ended March 31, 2020 and 2019.

General and Administrative Expenses: Our general and administrative expenses were $30,755 for the three months ended March 31, 2020 and $44,002 for the three months ended March 31, 2019, representing a decrease of $13,247 or approximately 30%, as a result of a decrease in the general operation of the Company.

Consulting Fees: Our consulting fees were $0 for the three months ended March 31, 2020 and $11,800 for the three months ended March 31, 2019, representing a decrease of $11,800 or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $46,000 for the three months ended March 31, 2020 and $19,393 for the three months ended March 31, 2019, representing an increase of $26,607 or approximately 137%, the increase in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $126,000 for the three months ended March 31, 2020 and $126,000 for the three months ended March 31, 2019, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss for the three months ended March 31, 2020 was $433,485. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of an increase in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2020 and 2019, were $0 and $0, respectively. We have an accumulated deficit of $81,908,139 for the period from December 9, 2005 (inception) to March 31, 2020, and have negative cash flow from operations of $6,139 for the three months ended March 31, 2020.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2020, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $6,160,429 outstanding as of March 31, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances – Related Party

During the three months ended March 31, 2020, the principal stockholder has advanced $24,500 and accrued $3,741 in interest and was repaid $27,600. The line of credit balance and accrued interest as of March 31, 2020 is $403,113.

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

We had $0 and $0 in revenue for the ended March 31, 2020 and 2019, respectively.

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

Date: June 29, 2020.

MAX SOUND CORPORATION

(Registrant)

By:

/s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Financial and Accounting Officer)

