Form 10-Q/A
period 2020-03-31
Max Sound Corp
filed 2020-06-29
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Max Sound Corporation is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on June 26, 2020 to include the following items -

Item 8.01 Other Information – The Company had previously chosen to take the allowable Extension of Time to File the Company’s 202020 - 10-Q Quarterly Report Pursuant to SECURITIES AND EXCHANGE COMMISSION [Release No. 34-88465 / March 25, 2020] ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES as RELIEF PROVIDED TO Registrants or other persons impacted by COVID-19 from March 1, 2020 to July 1, 2020.

(1)	The Company relied on the Order (Release No. 34-88465) for the extension of up to 45 days after the required filing date of May 15, 2020;
(2)	Since the Company was not in a position to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) in a timely manner (by the May 15, 2020 due date) without compromising the health and safety of key personnel involved in its completion because of the recent Coronavirus (COVID – 19) isolation from quarantines and related risks;

(3)	By filing its 10-Q on June 26, 2020 and now the 10-Q/A, the Company relied on, and ultimately required 42 days of relief, which was necessary from the imposed additional burdens and delays on key personnel;

(4)	At present, the Company is unaware of any specific risk factor or the impact of COVID-19 on its business, although no guarantee can be made of any future negative effect that may occur;

(5)	In light of recent developments relating to the Coronavirus, the Company will be supplementing future 10-Q’s and 10-K’s with the following risk factor:

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

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures other than those listed above.

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

3

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

