Form 10-Q
period 2020-06-30
Max Sound Corp
filed 2020-08-17
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

MAX SOUND CORPORATION

CONTENTS

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 4	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Max Sound Corporation
Condensed Balance Sheets

ASSETS

	June 30, 2020	December 31, 2019
	(UNAUDITED)

Current Assets
Cash	$2,087	$34
Total Assets	$2,087	$34

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$788,192	$735,845
Accrued expenses	2,017,352	1,725,327
Accrued expenses - related party	1,765,409	1,329,984
Judgement payable	819,626	819,626
Line of credit - related party	397,089	384,000
Convertible note payable	6,160,429	6,160,429
Total Current Liabilities	11,948,097	11,155,211

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,583,852,824 and 6,583,852,824 shares issued and outstanding, respectively	65,967	65,967
Additional paid-in capital	70,787,984	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(82,265,486)	(81,474,653)
Total Stockholders' Deficit	(11,946,010)	(11,155,177)

Total Liabilities and Stockholders' Deficit	$2,087	$34
See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	24,308	27,595	55,063	71,597
Consulting	—	6,000	—	17,800
Professional fees	3,800	6,361	49,800	25,754
Website development	—	—	—	5,250
Compensation	72,000	126,000	198,000	252,000
Total Operating Expenses	100,108	165,956	302,863	372,401

Loss from Operations	(100,108)	(165,956)	(302,863)	(372,401)

Other Income / (Expense)
Interest expense	(138,439)	(111,084)	(276,878)	(228,592)
Interest expense - related party	(118,800)	(118,614)	(237,425)	(235,636)
Amortization of debt offering costs	—	(1,865)	—	(3,525)
Other income	—	—	26,333	—
Amortization of debt discount	—	(46,513)	—	(169,379)
Change in fair value of embedded derivative liability	—	(3,036,282)	—	(3,654,951)
Total Other Income / (Expense)	(257,239)	(3,314,358)	(487,970)	(4,292,083)

Provision for Income Taxes	—	—	—	—

Net Loss	$(357,347)	$(3,480,314)	$(790,833)	$(4,664,484)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	6,583,852,824	6,573,852,824	6,583,852,824	6,573,852,824

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three and six months ended June 30, 2020 and 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the six months ended June 30, 2020	—	—	—	—	—	—	—	(790,833)	—	(790,833)

Balance, June 30, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

Balance, March 31, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,908,139)	$(534,575)	$(11,588,663)

Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(357,347)	—	(357,347)

Balance, June 30, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Net loss for the six months ended June 30, 2019	—	—	—	—	—	—	—	(4,664,484)	—	(4,664,484)

Balance, June 30, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(98,260,155)	$(534,575)	$(27,952,679)

Balance, March 31, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(94,779,841)	$(534,575)	$(24,472,365)

Net loss for the three months ended June 30, 2019	—	—	—	—	—	—	—	(3,480,314)	—	(3,480,314)

Balance, June 30, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(98,260,155)	$(534,575)	$(27,952,679)

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended,
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(790,833)	$(4,664,484)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt offering costs	—	3,525
Amortization of debt discount	—	169,379
Change in fair value of derivative liability	—	3,654,950
Changes in operating assets and liabilities:
Increase in accounts payable	52,341	26,021
Increase in accrued expenses	292,025	253,381
Increase in accrued expenses - related party	435,432	487,630
Net Cash Used In Operating Activities	(11,035)	(69,598)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	82,455	69,891
Repayment from stockholder loans / lines of credit	(69,367)	—
Net Cash Provided by Financing Activities	13,088	69,891

Net Decrease in Cash	2,053	293

Cash at Beginning of Period	34	449

Cash at End of Period	$2,087	$742

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$650	$—

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

The measures taken to date will impact the Company’s business for the fiscal second quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2020 and December 31, 2019.

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

The computation of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30,	June 30,
	2020	2019
Stock Options (Exercise price - $0.00250/share)	95,332,500	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	114,402,012,842
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000
Total
	118,325,656,764	114,747,345,342

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2020 and December 31, 2019, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2020				December 31, 2019
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	—	—	—	—	—	—	—

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price. Therefore, as of June 30, 2020 there is no longer an existing derivative liability.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $82,265,486, stockholders’ deficit of $11,946,010 and working capital deficit of $11,946,010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:
	As of June	As of December
	30, 2020	31, 2019
Line of credit– related party	397,089	$384,000
Accrued interest – related party	946,463	709,039
Accrued expenses – related party	818,945	620,945
Convertible debt - net	6,160,429	6,160,429
Total current debt	8,322,926	$7,874,413

Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2019	402,472	—
Borrowings during the six months ended June 30, 2020 Interest accrual	82,455	—
Interest accrual	7,657	—
Repayments	(69,367)	—
Balance – June 30, 2020	423,217	—

Accounts payable consists of the following:
	As of June 30, 2020	As of December 31, 2019

Accounts Payable	788,192	$735,845
Total accounts payable	788,192	$735,845

(A) Convertible Debt

The convertible notes in the amount of $6,160,429 outstanding as of June 30, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2019	6,160,429	4%	-	12%
Borrowings	—
Conversions	—
Convertible Debt Balance as of June 30, 2020	6,160,429

(B) Debt Issue Costs

The following is a summary of the Company’s debt issue costs:
	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(360,558)
Debt issue costs – net	$—	1,865

During the six months ended June 30, 2020 and 2019 the Company amortized $0 and $3,525 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

The Company amortized $0 and $169,379 during the six months ended June 30, 2020 and 2019, respectively, to amortization of debt discount expense.

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,221,839)
Debt discount - Net	$—	—

(D) Line of Credit – Related Party

During the six months ended June 30, 2020, the principal stockholder has advanced $82,455 and accrued $7,657 in interest and was repaid $69,367. The line of credit balance and accrued interest as of June 30, 2020 is $423,217.

NOTE 4 STOCKHOLDERS’ DEFICIT

Stock Options

The following tables summarize all option grants as of June 30, 2020, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding – December 31, 2019	95,332,500	—
Exercised	—	—	—
Forfeited or Canceled	—	—
Outstanding – June 30, 2020	95,332,500	0.0025	0.01
Exercisable – June 30, 2020	95,332,500

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

NOTE 6 SUBSEQUENT EVENT

Subsequent to June 30, 2020 the principal stockholder has advanced $1,000 under the terms of the line of credit.

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

Results of Operations

For the three months ended June 30, 2020 and 2019.

General and Administrative Expenses: Our general and administrative expenses were $24,308 for the three months ended June 30, 2020 and $27,595 for the three months ended June 30, 2019, representing a decrease of $3,287 or approximately 12%, as a result of a decrease in the general operation of the Company.

Consulting Fees: Our consulting fees were $0 for the three months ended June 30, 2020 and $6,000 for the three months ended June 30, 2019, representing a decrease of $6,000 or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $3,800 for the three months ended June 30, 2020 and $6,361 for the three months ended June 30, 2019, representing a decrease of $2,561 or approximately 40%, the decrease in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $72,000 for the three months ended June 30, 2020 and $126,000 for the three months ended June 30, 2019, representing change of $54,000, or approximately 43%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss decreased by $3,122,967, or 90% to a net loss of $357,347 for the three months period ended June 30, 2020 from a net loss of $3,480,314 for the three months period ended June 30, 2019. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the six months ended June 30, 2020 and 2019.

General and Administrative Expenses: Our general and administrative expenses were $55,063 for the six months ended June 30, 2020 and $71,597 for the six months ended June 30, 2019, representing a decrease of $16,534 or approximately 23%, as a result of a decrease in the general operation of the Company.

Consulting Fees: Our consulting fees were $0 for the six months ended June 30, 2020 and $17,800 for the six months ended June 30, 2019, representing a decrease of $17,800 or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $49,800 for the six months ended June 30, 2020 and $25,754 for the six months ended June 30, 2019, representing an increase of $24,046 or approximately 93%, the increase in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $198,000 for the six months ended June 30, 2020 and $252,000 for the six months ended June 30, 2019, representing change of $54,000, or approximately 21%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss decreased by $3,873,651, or 83% to a net loss of $790,833 for the six months period ended June 30, 2020 from a net loss of $4,664,484 for the six months period ended June 30, 2019. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2020 and 2019, were $0 and $0, respectively. We have an accumulated deficit of $82,265,486 for the period from December 9, 2005 (inception) to June 30, 2020, and have negative cash flow from operations of $11,035 for the six months ended June 30, 2020.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2020, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $6,160,429 outstanding as of June 30, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances – Related Party

During the six months ended June 30, 2020, the principal stockholder has advanced $82,455 and accrued $7,657 in interest and was repaid $69,367. The line of credit balance and accrued interest as of June 30, 2020 is $423,217.

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

We had $0 and $0 in revenue for the six and three months ended June 30, 2020 and 2019, respectively.

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

Date: August 13, 2020

MAX SOUND CORPORATION

(Registrant)

By:

/s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Financial and Accounting Officer)

