Form 10-Q
period 2020-09-30
Max Sound Corp
filed 2020-11-19
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

EXPLANATORY NOTE

Item 8.01 Other Information – The Company had previously chosen to take the allowable Extension of Time to File the Company’s 2020 - 10-Q Quarterly Report Pursuant to SECURITIES AND EXCHANGE COMMISSION [Release No. 34-88465 / March 25, 2020] ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES as RELIEF PROVIDED TO Registrants or other persons impacted by COVID-19 from March 1, 2020 to July 1, 2020.

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

MAX SOUND CORPORATION

CONTENTS

PAGE	F - 2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED).

PAGE	F - 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 4	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED).

PAGE	F - 6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Max Sound Corporation
Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(UNAUDITED)

ASSETS
Current Assets
Cash	$—	$34
Total Assets	$—	$34

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$798,715	$735,845
Accrued expenses	2,162,579	1,725,327
Accrued expenses - related party	1,956,514	1,329,984
Judgement payable	819,626	819,626
Line of credit - related party	400,203	384,000
Convertible note payable	6,160,429	6,160,429
Total Current Liabilities	12,298,066	11,155,211

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,583,852,824 and 6,583,852,824 shares issued and outstanding, respectively	65,967	65,967
Additional paid-in capital	70,787,984	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(82,617,542)	(81,474,653)
Total Stockholders' Deficit	(12,298,066)	(11,155,177)

Total Liabilities and Stockholders' Deficit	$0	$34
See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$—	$—	$—	$—

Operating Expenses
General and administrative	17,432	38,279	72,496	112,876
Consulting	—	6,000	—	20,800
Professional fees	3,800	4,000	53,600	29,754
Website development	—	3,000	—	8,250
Compensation	72,000	126,000	270,000	378,000
Total Operating Expenses	93,232	177,279	396,096	549,680

Loss from Operations	(93,232)	(177,279)	(396,096)	(549,680)

Other Income / (Expense)
Interest expense	(139,719)	(114,901)	(395,983)	(343,493)
Interest expense - related party	(119,105)	(119,959)	(377,143)	(355,595)
Amortization of debt offering costs	—	—	—	(3,525)
Other income	—	—	26,333	—
Amortization of debt discount	—	—	—	(169,379)
Change in fair value of embedded derivative liability	—	10,226,433	—	6,571,482
Total Other Income / (Expense)	(258,824)	9,991,573	(746,793)	5,699,490

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(352,056)	$9,814,294	$(1,142,889)	$5,149,810

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding during the year Basic and Diluted	6,583,852,824	6,578,476,479	6,583,852,824	6,575,427,915

See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three and nine months ended September 30, 2020 and 2019
(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Equity(Deficit)

Balance, December 31, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the nine months ended September 30, 2020	—	—	—	—	—	—	—	(1,142,889)	—	(1,142,889)

Balance, September 30, 2020 (Unaudited)	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,617,542)	$(534,575)	$(12,298,066)

Balance, June 30, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(352,056)	—	(352,056)

Balance, September 30, 2020 (Unaudited)	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,617,542)	$(534,575)	$(12,298,066)

Balance, December 31, 2018	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(93,595,670)	$(534,575)	$(23,288,194)

Common stock issued for services ($0.0002/sh)	—	—	—	—	10,000,000	100	11,900	—	—	12,000

Net Income for the nine months ended September 30, 2019	—	—	—	—	—	—	—	5,149,810	—	5,149,810

Balance, September 30, 2019 (Unaudited)	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(88,445,860)	$(534,575)	$(18,126,384)

Balance, June 30, 2019	10,000,000	$100	—	$—	6,573,852,824	$65,867	$70,776,084	$(98,260,154)	$(534,575)	$(27,952,678)

Common stock issued for services ($0.0002/sh)	—	—	—	—	10,000,000	100	11,900	—	—	12,000

Net income for the three months ended September 30, 2019	—	—	—	—	—	—	—	9,814,295	—	9,814,294

Balance, September 30, 2019 (Unaudited)	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(88,445,860)	$(534,575)	$(18,126,384)
See accompanying notes to condensed unaudited financial statements.

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net Loss	$(1,142,889)	$5,149,810
Adjustments to reconcile net loss to net cash used in operations
Stock and stock options issued for services	—	12,000
Amortization of debt offering costs	—	3,525
Amortization of debt discount	—	169,379
Change in fair value of derivative liability	—	(6,571,483)
Changes in operating assets and liabilities:
Increase in accounts payable	62,871	47,080
Increase in accrued expenses	437,252	380,675
Increase in accrued expenses - related party	626,530	733,595
Net Cash Used In Operating Activities	(16,236)	(75,419)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	87,655	78,191
Repayment from stockholder loans / lines of credit	(71,453)	(3,220)
Net Cash Provided by Financing Activities	16,202	74,971

Net Decrease in Cash	(34)	(448)

Cash at Beginning of Period	34	449

Cash at End of Period	$—	$1

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$650	$—

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

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2020 and December 31, 2019.

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

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30,	September 30,
	2020	2019
Stock Options (Exercise price - $0.00250/share)	—	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	58,376,841,351
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	118,230,324,264	58,722,173,851

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 114,814,177,087 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2020 and December 31, 2019, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2020				December 31, 2019
	Fair Value Measurement Using				Fair Value Measurement Using
	Level	Level	Level		Level	Level	Level
	1	2	3	Total	1	2	3	Total
Derivative Liabilities	—	—	—	—	—	—	—	—

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price. Therefore, as of September 30, 2020 there is no longer an existing derivative liability.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $82,617,542, stockholders’ deficit of $12,298,066 and working capital deficit of $12,298,066. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:	As of September	As of December
	30, 2020	31, 2019
Line of credit– related party	400,203	$384,000
Accrued interest – related party	1,065,569	709,039
Accrued expenses – related party	890,945	620,945
Convertible debt - net	6,160,429	6,160,429
Total current debt	8,517,146	$7,874,413

Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2019	402,472	—
Borrowings during the nine months ended September 30, 2020 Interest accrual	87,655	—
Interest accrual	11,667	—
Repayments	(71,453)	—
Balance – September 30, 2020	430,341	—

Accounts payable consists of the following:

	As of September 30, 2020	As of December 31, 2019

Accounts Payable	798,715	$735,845
Total accounts payable	798,715	$735,845

(A) Convertible Debt

The convertible notes in the amount of $6,160,429 outstanding as of September 30, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2019	6,160,429	4%	- 12%
Borrowings	—
Conversions	—
Convertible Debt Balance as of September 30, 2020	6,160,429

(B) Debt Issue Costs

The following is a summary of the Company’s debt issue costs:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Debit issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(362,423)
Deb issue costs - net	$—	—

During the nine months ended September 30, 2020 and 2019 the Company amortized $0 and $3,525 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

The Company amortized $0 and $169,379 during the nine months ended September 30, 2020 and 2019, respectively, to amortization of debt discount expense.

	Nine Months	Year Ended
	Ended September 30,	December 31, 2019

Debt discount	13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,221,839)
Debt discount - Net	$—	—

(D) Line of Credit – Related Party

During the nine months ended September 30, 2020, the principal stockholder has advanced $87,655 and accrued $11,667 in interest and was repaid $71,453. The line of credit balance and accrued interest as of September 30, 2020 is $430,341.

NOTE 4 STOCKHOLDERS’ DEFICIT

Stock Options

The following tables summarize all option grants as of September 30, 2020, and the related changes during these periods are presented below:

Weighted
Average
Remaining
Weighted Contractual Life
	Number of	Average	(In
	Options	Exercise Price	Years)
Outstanding – December 31, 2019	95,332,500	—
Exercised	—	—	—
Forfeited or Canceled	(95,332,500)	—
Outstanding – September 30, 2020	—	—	—
Exercisable – September 30, 2020	—

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

NOTE 6 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financials were made available for issuance.

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

Results of Operations

For the three months ended September 30, 2020 and 2019.

General and Administrative Expenses: Our general and administrative expenses were $17,433 for the three months ended September 30, 2020 and $38,278 for the three months ended September 30, 2019, representing a decrease of $20,845 or approximately 54%, as a result of a decrease in the general operation of the Company.

Consulting Fees: Our consulting fees were $0 for the three months ended September 30, 2020 and $6,000 for the three months ended September 30, 2019, representing a decrease of $6,000 or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $3,800 for the three months ended September 30, 2020 and $4,000 for the three months ended September 30, 2019, representing a decrease of $200 or approximately 5%, the decrease in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $72,000 for the three months ended September 30, 2020 and $126,000 for the three months ended September 30, 2019, representing change of $54,000, or approximately 43%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss decreased by $10,166,352, or 104% to a net loss of $352,057 for the three months period ended September 30, 2020 from a net income of $9,814,295 for the three months period ended September 30, 2019. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt.

For the nine months ended September 30, 2020 and 2019.

General and Administrative Expenses: Our general and administrative expenses were $72,496 for the nine months ended September 30, 2020 and $112,876 for the nine months ended September 30, 2019, representing a decrease of $40,380 or approximately 36%, as a result of a decrease in the general operation of the Company.

Consulting Fees: Our consulting fees were $0 for the nine months ended September 30, 2020 and $20,800 for the nine months ended September 30, 2019, representing a decrease of $20,800 or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $53,600 for the nine months ended September 30, 2020 and $29,754 for the nine months ended September 30, 2019, representing an increase of $23,846 or approximately 80%, the increase in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $270,000 for the nine months ended September 30, 2020 and $378,000 for the nine months ended September 30, 2019, representing change of $108,000, or approximately 28%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: Our net loss decreased by $6,446,283, or 113% to a net loss of $746,793 for the nine months period ended September 30, 2020 from a net income of $5,149,810 for the nine months period ended September 30, 2019. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in the change in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2020 and 2019, were $0 and $0, respectively. We have an accumulated deficit of $82,617,542 for the period from December 9, 2005 (inception) to September 30, 2020, and have negative cash flow from operations of $16,236 for the nine months ended September 30, 2020.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2020, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $6,160,429 outstanding as of September 30, 2020 and year ended December 31, 2019, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances – Related Party

During the nine months ended September 30, 2020, the principal stockholder has advanced $87,655 and accrued $11,667 in interest and was repaid $71,453. The line of credit balance and accrued interest as of September 30, 2020 is $430,341.

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

We had $0 and $0 in revenue for the nine and three months ended September 30, 2020 and 2019, respectively.

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

Date: November 19, 2020

MAX SOUND CORPORATION

(Registrant)

By:            /s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Financial and Accounting Officer)

