Form 10-K
period 2020-12-31
Max Sound Corp
filed 2021-03-26
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51886

MAX SOUND CORPORATION

(Exact name of registrant as specified in its charter)

delaware	26-3534190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 18, 2021 was approximately $380,800 .

As of March 10, 2021, there were 6,862,102 ,823 shares issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Max Sound Corporation (“we,” “us,” “our,” or the “Company”) was incorporated in the State of Delaware on December 9, 2005 as 43010, Inc. to engage in any lawful corporate undertaking, including, but not limited to, locating and negotiating with a business entity for combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. On October 7, 2008, pursuant to the terms of a stock purchase agreement, Mr. Greg Halpern purchased a total of 100,000 shares of our common stock from Michael Raleigh for an aggregate of $30,000 in cash. As part of the acquisition, and pursuant to the Stock Purchase Agreement,

Raleigh, resigned from all the key executive positions he held in the company, and Mr. Halpern was appointed as our President, CEO, CFO and Chairman. The original business model was developed by Mr. Halpern from October 2008 until January 2011, which focused on developing an Internet search engine and social networking web site launched in January of 2010 featuring an outstanding endorsement and web based commercial by William Shatner for stock warrants.

Better capitalized, Silicon Valley, Venture-funded companies crowding the same space with more advanced products, caused the Company to diversify on May 11, 2010, when it acquired the worldwide rights, title and interest to all fields of use for MAX-D HD Audio Technology to which our current website https://www.maxd.audio/showcases, what finally in 2021, is living up to its original vision as major breakthrough technology.

On March 8, 2011, the Company changed its name to Max Sound Corporation and its trading symbol on the OTC Bulletin Board to MAXD.

MAX-D is to Audio what High Definition is to Video and today it works by delivering the best-in-class consumer audio experience rivaling any existing product available to listeners globally. Remarkably, MAX-D accomplishes its auditory miracle without increasing file size and saves on bandwidth usage and cost in the process.

In Q2 of 2014, MAXD announced that it had acquired the license and representation rights to VSL’s patented video and data technology known as “Optimized Data Transmission System and Method” (ODT) which enables end-user licensees to transport 100% of data bandwidth content in only 3% of the bandwidth with the identical lossless quality. Significantly, this represented a 33 times reduction associated with transport cost and the time it takes for the video or digital content to be delivered to and viewed by the end-user.

Also, in Q2 of 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google [x], the project was internally valued by Google at $120 Billion USD a year in the Architecture, Engineering and Construction industry to which Attia has been a leader for half a century.

The Racketeering (RICO) version of the case has been spearheaded by John E. Floyd, the leading authority on RICO in all fifty states and the protégé of G. Robert Blakey, the creator of the original RICO statute and the co-author of the Attia’s initial RICO suit against Google and the founders, Larry Page and Sergey Brin as well as Google X CEO Astro Teller, Sebastian Thrun, and Flux Factory with its falsely claimed co-inventors Nicholas Chim, Jennifer Carlile, Michelle Kaufmann, Augusto Roman and Astro Teller. In the appealed RICO opening brief, Floyd makes the following points as part of his argument -

“The district court misapplied the law in each of its rulings. The court’s statutory standing finding was premised on an unduly restrictive reading of the DTSA and 18 U.S.C. § 1832 that actually protects—indeed, rewards—the most egregious trade secret mis-appropriators — those who, like Google, steal and then extinguish trade secrets altogether by wrongfully publishing them. Neither the DTSA nor § 1832, however, can be construed in such a self-defeating manner. And in any event, Google and Flux are equitably estopped from invoking Google’s wrongful publication of Plaintiffs’ trade secrets to evade liability under either the DTSA or RICO.”

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

To further clarify MAXD’s current role in the Attia and ODT legal matters described above, the Company is not a party to any of these legal cases that it has an interest in and the potential to profit from in the future. The Company has brought together IP rights holders since 2014 with both Contingency Law Firms and Litigation Financed Law Firms to create the enforcement of Intellectual Property rights holders with cases currently addressing Patent Infringement, Trade Secret Theft, Breach of Contract and Racketeering (“RICO”). MAXD has secured the potential to profit therefrom, as the power of attorney, to negotiate and approve a final financial deal with Google on behalf of the rights holders as either settlements or licensing arrangements both of which have been in and out of negotiations for the past six years. Halpern recently was quoted, "There are many more cases that will be filed against Anti-trust Monopoly Google for its bad-business-practices for the past decade ultimately going forward until they change their worst-in-class, anti-American approach to inventors. Samsung recently called them the most dishonest company in history. Eight years ago, Google never had heard of little MAX-D. Now, they wish they'd never heard of us. Next up is a few trillion dollars more of exposure to theft where the courts have just looked the other way. While we are finally able to build our business successfully around Google's premeditated thefts, their judicial manipulation and total lack of any ethical standard, MAX-D will never bow down until Google is forced to pay."

Description of Our Business

After years of R & D and business development that pushed and pulled the company and its HD Audio and Biometric Security technologies in many directions, MAX-D has finally become an important player to several major industries, requiring the best-in-class solutions it offers.

As subsequent events all this month of March, MAXD has signed three actual revenue events that create a standard for licensing going forward as follows - MAX-D receives at least 6 figures of upfront money, at least 7 figures over ten years to maintain exclusivity in specific industry or geographical categories, and finally the clear potential for up to 8 figures of residuals from related joint revenue sharing opportunities.

Thanks now to the massive value growth and popularity of Tesla Motors, the Hende Moto Signed License Agreement, has opened up a host of other incoming offers to license from Electric and Hybrid vehicles in several major countries that are in fast moving negotiations at this time. The sudden positive demand for MAX-D, clearly illustrates that it can provide an immediate competitive market advantage over virtually any other brand solution, while simultaneously co-existing as a tremendous complimentary addition to any other popular brand already imbedded in existing hardware and software in the Audio Categories that MAX-D will effortlessly compete in going forward.

Max Sound (MAX-D) has finally arrived at the on-time moment in history where it has an endless audience of licensing opportunities resulting in newly closed deals that assure MAX-D - at least 6 figures in up front money, 7 figures over ten years and 8 figures of projectible revenue share residuals.

Qualcomm - MAX-D Mobile Voice

The Company is currently working under its existing license with Qualcomm offering software code for 600 series Snap Dragon chips. MAX-D Mobile Voice provides clean, intelligible voice call over a standard mobile line without increasing file size and it eliminates the need for special codecs.

MAX-D Mobile Voice -

•	Does not require “special” hardware in order to work.
•	Can be implemented into ANY Mobile voice application.
•	Works on Any Mobile platforms without extra bandwidth use
•	Can be immediately applied in any cell phone dsp.
•	Is a dynamic process that adjusts itself according to the use or the needs of the user

(1.) Test voice enters

(2.) the ANALYZE VOICE module where the harmonic and amplitude of the voice are analyzed for content.

(3.)This analyzing will produce a harmonic and dynamic map in the DETERMINE HARMONIC AND AMPLITUDE module to drive the next module.

(4.) A new voice will be generated using the GENERATE ENHANCED VOICE module. This module will compare the original voice with a model that has been optimized for harmonic and dynamic ranges and apply the difference of the two to create an entirely new voice that has been optimized for clarity in the host device.

(5.) The ENHANCED VOICE OUTPUT will be output to the host device.

MAX-D Mobile Voice

There is a consumer driven need to improve accuracy & quality of Mobile voice audio.

The Problem -

Cell phone electronics commonly have a very limited frequency range. This results in anything from degraded to garbled hearing on the receiving device. The voice recognition engines in devices are very DSP intensive. Usually, to implement a better quality one requires more DSP powering the device, or you can add the Max Sound process and increase the productivity of the existing one.

The Solution-

By applying the MAX-D VOICE ENHANCEMENT to this audio it becomes much clearer and easir to dicern the voice you are listening to. This process is a digital process meant to be used in the DSP of a device. It can be used on both inbound and outbound calls for improvement of both. On the outbound call, the device receiving the call will receive better than “normal” audio quality because of the process.

As the process increase the intelligability of the audio, it provides the existing voice recognition engine with processed audio of much greater intelligability than without. Thus allowing the existing engine to function with a higher degree of accuracy at a lower DSP cost than totally replacing it.

Summary of the Invention

1.       A computer implemented method for enhancing processed voice comprising:

a.       receiving voice audio; and

b.       enhancing the voice audio in several harmonic and dynamic ranges.

2.       The computer implemented method of embodiment 1, wherein the audio is enhanced by resynthesizing it into full range PCM wave.

3.       The computer implemented method of embodiment 1 or 2, wherein the received mobile voice audio is in compressed format.

4.       The computer implemented method of any one of embodiments 1-3, wherein the voice audio is from an inbound mobile call.

5.       The computer implemented method of any one of embodiments 1-3, wherein the voice audio is from an outbound mobile call.

Detailed Description of the Invention

MAX-D Mobile Voice process is used to help clarify both inbound and outbound voice on a Mobile Device. This is accomplished by restoring (resynthesizing) the Mobile Device audio to a much greater harmonic and dynamic range than the original.

Inbound:

The user talks into the device, where it goes into the MAX-D Mobile Voice enhancement module. There, the harmonic and dynamic properties are resynthesized into a full range PCM (Pulse-code modulation) wave with extended audio content. Therefore, it has much more clarity to work from instead of the compressed, band limited audio available in the existing cell audio.

Outbound:

The user speaks into the device's microphone and the result is much clearer, more real sounding wave that is transmitted to the call receiver.  The transmitted wave retains much of the quality of the original voice, even though it has to be compressed by the cell phone system.

Figure 1

Figure 2

The above picture is an unprocessed voice call from a mobile device.

Here's a Voice call from a device processed with MAX-D Mobile Voice.

In the two graphic examples of a voice call without and with the MAX-D Mobile Voice you can clearly see that we have resynthesized material into the processed wave, thus making it much clearer and much more discernable to the listener.

Optimized Data Transmission (ODT)

In November 2016, MAX-D entered into an agreement with Vedanti Licensing Limited (VLL), and become co-owners of the ODT patents and technology.

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

MAX-D®
A CHANGE YOU CAN HEAR
MAKES ANY SYSTEM
LOOK AND SOUND BETTER
OUR PATENTED TECHNOLOGY IS HARDWARE/PLATFORM AGNOSTIC – NO NEED TO CHANGE OR ADD EQUIPMENT.
Phones
Speakers
Gaming
Computers
Streaming
TV

OUR PROPRIETARY TECHNOLOGIES
AUDIO
OUR PATENTED TECHNOLOGY DELIVERS HIGH DEFINITION (HD) AUDIO TO ANY DEVICE OR PLATFORM AND IMPROVES THE SOUND BY RESYNTHESIZING LOST, COMPRESSED SOUND IN REAL-TIME WITHOUT INCREASING FILE SIZE.

OUR PROPRIETARY TECHNOLOGIES
VIDEO
OUR OPTIMIZED DATA TRANSMISSION SUBSTANTIALLY REDUCES THE SIZE OF MULTI-MEDIA VIDEO CONTENT IN A LOSSLESS FORMAT, ALLOWING FOR ULTRA-FAST LOAD AND STREAM TIMES.

ACTUAL WAVEFORM PROCESSED
IN MAX-D (ON/OFF)
MAX-D OFF
• COMPRESSED
• AUDIO MUDDY AND LESS CLEAR
• AUDIO QUALITY (DIMINISHED EXPERIENCE)
MAX-D ON
• DAMAGED & COMPRESSED AUDIO ELIMINATED
• RESTORES MEDIA DYNAMICS IN REAL-TIME
• CLARITY & DYNAMIC RANGE EXPANDED TO HD

CELEBRITY ENDORSEMENTS

"MAX-D restored my faith in the future of audio"

- *Mick Fleetwood*, legendary rocker & founder of **Fleetwood Mac**

MAX-D CAN SAVE OUR HEARING!

1 OUT OF 5

NEARLY ONE IN FIVE teens has lost a bit of their hearing and the problem is increasing every year.

HOW LOUD IS TOO LOUD?

40
60
85
90
105
110
115
120
140

MAX-D and the University of Florida **conducted a hearing study.**

In the study, **all the subjects preferred listening with MAX-D at <u>safer volumes</u>**

MAX-D A CHANGE YOU CAN HEAR | UF UNIVERSITY of FLORIDA

THE MAX-D CHALLENGE

MAX-D CONDUCTED THE EQUIVALENT OF A "PEPSI CHALLENGE" IN VENICE BEACH, CA

LISTENERS WERE PLAYED AUDIO WITH MAX-D AND WITHOUT MAX-D AND ASKED WHICH THEY PREFERRED...

TOP 5 REASONS
YOUR PRODUCT(S) NEEDS MAX·D
1
Creates significant consumer marketing advantage by making all audio sound better
2
Enhance Hands-free mobility solution with full interoperability
3
Requires no change to existing hardware for implementation
4
Fully configurable to any device or platform
5
Minimal processing requirements, negligible memory use and low power consumption

MAX-D IS BETTER WAY TO LISTEN | MINIMIZE HEARING LOSS WITH LOWER VOLUMES

66%
MIN
MAX

of personal music player users are listening to music louder than **85 decibels.**

78 MILLION people could suffer from hearing loss by **2030.**

12.5% OF KIDS between the ages of 6 and 19 suffer from loss of hearing as a result of **using ear phones/buds turned to a high volume.**

LOUDER **IS NOT** BETTER!

BETTER! **IS** BETTER!

MAX-D HAS ENDLESS APPLICATIONS

Your Kitchen
Your Radio
Your watch
Your Communication
Your Bank
Your Car
Your Phone
MAX-D audio is everywhere
Your TV
Your Movies
Your Home
Your Connection
Endless Possibilities
Your Music
Your Bathroom
Your Office
Your Health

MAX-D WORKS WELL WITH OTHER AUDIO TECHNOLOGIES

DOLBY
Spotify
dts
PANDORA
beatsaudio
THX
BOSE

Social Proof

"I can hear max-d everywhere, it's not just in my ears... I can feel it in my body"

Social Proof

"The sound is so much more clear, so much more alive. Amazing quality. I love it."

Social Proof

"It went to a whole new level of fidelity...
I would pay $5000 to $7500 to have MAX-D (in my car)."

Social Proof

"The sound quality was amazing, it was like a party in your vehicle...seriously it was like being in a club and you're right there."

MAX-D Audio Market:

MAX-D is targeting primarily Mobile Communication - Voice, Multi-media & Entertainment

MAX-D is fully compatible with existing playback technology. We believe that no current competitor can provide the level of sound quality and end user experience that MAX-D delivers.

MAX-D is beginning R&D for integration into the Blockchain Space, finding new ways to use sound to enhance security, provide new ways to imbed and track data of digital assets.

MAX-D App:

In 2018, the Company’s Mobile App user base (with no dedicated marketing budget being employed) had over 1,000,000 subscribers on the free version of our HD Audio App for MP3’s on Android and Apple.

9

In March 2021, the company signed an agreement with TIP SOLUTIONS to develop an updated version of the MAX-D app for Apple iOS and Android.

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

On June 13, 2017, the U.S. Patent and Trademark office Company was granted a “Biometric audio security” patent to the Company under Serial Number 9,679,427

On June 2, 2015, the words “HD Audio” were issued to the Company by the U.S. Patent and Trademark office under Serial Number 86395458 for the following applications: Computer application software for mobile phones, namely, software for HD audio; Computer hardware and software systems for delivery of improved HD audio; Computer hardware for communicating audio, video and data between computers via a global computer network, wide-area computer networks, and peer-to-peer computer networks; Computer software for manipulating digital audio information for use in audio media applications; Computer software to control and improve computer and audio equipment sound quality; Digital materials, namely, CD's, DVD's, MP3's, streaming media, movies, videos, music, concerts, news, pre-recorded video, downloadable audio and video and high definition audio and video featuring improved HD audio; Digital media, namely, pre-recorded DVDs, downloadable audio and video recordings, and CDs featuring and promoting improved HD audio; Digital media, namely, pre-recorded video cassettes, digital video discs, digital versatile discs, downloadable audio and video recordings, DVDs, and high definition digital discs featuring improved HD audio; Digital media, namely, CD's, DVD's, MP3's, movies, videos, music, concerts, news, pre-recorded video, downloadable and streaming audio and video and high definition audio and video featuring improved HD audio; Downloadable MP3 files, MP3 recordings, on-line discussion boards, webcasts, webinars and podcasts featuring music, audio books in the field of entertainment and general subjects, and news broadcasts; Software to control and improve audio equipment sound quality; Sound recordings featuring improved HD audio.

Research and Development

The MAX-D API can be deployed across all streaming platforms along with most audio/video web-based services including mobile audio hardware such as speakers and audio receivers including car smart head units. After nearly a decade of time, and innovation and several million dollars of expenditures, the Company believes in 2021, that it will inally license the MAX-D HD Audio on a major scale working with two strategic partners who have global reach and can help to solve a few specific problems for each other by pushing the MAXD HD Audio forward in their technology eco-system.

On March 4, 2021, the Company signed a 10-year exclusive licensing agreement with TIP Solutions (Licensee) to implement the MAXD HD Audio Source Code into their mobile phone app and platforms. The Licensee was granted an exclusive license of MAX-D HD audio technology for an annual payment of $100,000 or $25,000 paid quarterly for up to 10 years.

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is TIP – 20% of total license revenue received by TIP will be paid to Max Sound within 30 days of such receipts.
•	If the Licensor is Max Sound and combined with TIP Solutions Smart Call Assistant, 20% of total license revenue received by Max Sound will be paid to TIP within 30 days.

On March 9, 2021, the Company received a $100,000 payment from the Licensee.

Employees

As of December 31, 2020, we had 1 full time employee.

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

Three agreements have been signed in March 2021 under the following general terms -

LICENSOR hereby grants LICENSEE an individual non-transferable, indivisible and non-exclusive worldwide license as set forth in this Agreement. LICENSEE hereby grants LICENSOR an individual non-transferable, indivisible and non-exclusive worldwide license as set forth in this Agreement.

LICENSOR can use, but not modify, the Licensed Works (including the MAX SOUND MAX-D DSP audio processor source code) in order to process content available or streamed onto the device and can run on Licensed Products, for processors designated as adequate by LICENSEE.

LICENSEE shall be granted an exclusive license per their unique industry category upon the completion of the payment of One Hundred Thousand Dollars (100k USD). This exclusive license is maintainable with a 100k payment paid annually, or 25k paid quarterly, for up to 10 years. This annual license fee will maintain LICENSEE’s exclusivity. If for any reason the license fee is defaulted in the future, LICENSOR reserves the right to cancel exclusivity, but not the license.

Parties shall be responsible for their own NRE (Non-Recurring Engineering costs) except when designated otherwise. In the current updates to MAXD Audio on Qualcomm 800 Series Chipset, and for iOS and Android Apps respectively, Tip is assuming the cost of the NRE for final development of MAXD HD Audio as provided for herein.

Several more are under consideration

TIP SOLUTIONS

TIP Solutions

MAX-D®
A CHANGE YOU CAN HEAR

A new media platform that completely transforms the mobile phone **voice call.**

TIP's proprietary **Intelligent Calls** Platform

enables businesses to deliver visual branding and advertising content to their customers' mobile phones every time a call is placed.

CITY
Ford
Feel the difference!
(847) 255-2121

TIP's **Intelligent Calls** Platform

Key Features

1. **Branded Business Caller ID**
   Displays dynamic, branded content on consumer's mobile device

2. **Hold On Option**
   Automatically places caller on hold with a customized voice message.

3. **Screener Option**
   Screens callers with verification request and submits SPAM callers to the mobile operator. No more SPAM!

Hold-On
more time to answer the call
MAX-D
A CHANGE YOU CAN HEAR
INCOMING CALL
SHAQ
CHICAGO, IL
HOLD ON
WORKING
CALL BACK
IN TRANSIT
DISMISS

Reply by audio
tell someone why you can't answer
Assistant Speaking to
Anna
MAX-D
A CHANGE YOU CAN HEAR

INCOMING CALL
SHAQ
WORKING
CALL BACK
IN TRANSIT
DISMISS
ANSWER
HOLD ON
Non-Intrusive
finish what you're doing
MAX-D
A CHANGE YOU CAN HEAR

INCOMING CALL
1 (847) 808-2323
SAN ANTONIO, TX
HOLD ON
SCREENER
CALL BACK
BLOCK
DISMISS
Screener
find out who's calling
MAX-D
A CHANGE YOU CAN HEAR

  Max Sound Corp. Announced The Official Signing of Its First Major, Fee-based, License for MAX-D HD Audio® Technology in a Joint Venture Agreement with Tip Solutions, Inc.
  Max Sound Corp. has signed a Joint Venture Agreement with TIP Solutions, that brings their revolutionary technologies to market together with game-changing Patented and Trademarked MAX-D HD Audio and TIP's Cutting Edge Call Management Platform.
  Under the Joint Venture, TIP has now licensed MAX-D’s HD Audio breakthrough with a six-figure, up-front fee and projected fees and royalties of at least seven-figures over ten years.
  Highly popular, beloved and retired NBA Champion and Superstar Shaquille O’Neal is already a Brand Ambassador for TIP Solutions, and a TIP Equity holder, noting on-air previously “I came together with TIP Solutions for the opportunity to shape the future of mobile communication... we aim to shake up the world of new technology, and reset the boundaries of what's possible."
  For the past several years, TIP and MAX-D have separately been working with Qualcomm, each under the Chip Giant's Developer program to bring their respective technologies into the Qualcomm Snapdragon chip set eco-system. Now, thankfully, both firms will double their strength by working together on their mutually compatible goals which will build even better overall products for end users.
  Under the agreement, TIP has picked up MAX-D's non-recurring engineering costs (NREs) to develop onto the elite Snapdragon 800 series, as well as a current updating of MAX-D’s iOS and Android apps, which will add the Spotify paid service option and a monthly subscription program for dynamically improved sonic benefits.
  Additional developments will include launching MAX-D into new cutting-edge, automatically pairing, voice activated Bluetooth speakers. When presented with any choice between MAX-D HD Audio or standard audio, consumers always prefer MAX-D.

Formula 4 Protocol

  Max Sound Corp (MAX-D) Signs Landmark Agreement with Formula 4 Protocol For HD Audio Branded Content that Includes National and then International Distribution in Major Retail
  MAX-D signed a 6-figure Joint Venture Licensing Agreement providing its HD Audio Technology to Formula 4 Protocol, one of the top up and coming Life Mastery and Meditation programs.
  Formula 4 Protocol will be upgrading its successful line as an improved, premium offering of courses and meditations processed and branded with MAX-D HD Audio to provide users the option of an even deeper, more immersive transformational experience
  Utilizing the MAX-D technology, Formula 4 Protocol will deliver some of the most advanced, most effective meditations in the world today.
  MAX-D will be receiving royalties for up to 10 years from the sales of the MAX-D HD Audio version of Formula 4 Protocol.

Hende Moto

  MAX-D signed a 6-figure Joint Venture Licensing Agreement providing its HD Audio Technology to Hende Moto, an African based hybrid car company who’s at the forefront of bringing advanced car technology to Africa while simultaneously reducing their carbon footprint.
  Hende Moto has licensed MAX-D’s HD Audio breakthrough with a six-figure, up-front fee and projected fees and royalties of at least seven-figures over ten years for all their hybrid vehicles in Africa. (More specific details, including revenue sharing components that could create greater projectable sales growth, will appear this month in MAX-D's upcoming 10k annual report in the Subsequent Events section.)
  Producing affordable and fuel efficient vehicles that are both electric and petrol powered, Hende Moto has an extraordinary ability to bring new resources and technology to one of the fastest growing economies in the world. Founder Divine Mafa has been shortlisted for the Top 100 Leaders in Automotive and Transportation Award at the ITAS Conference this June at the MGM hotel in Las Vegas, Nevada where they will be recognized for their innovation.

Over the next twelve months, our focus will be on achieving and implementing the following:

•	MAX-D is available to Qualcomm OEM’s on the 600 Series Snap Dragon

•	Settle our litigations. Coordinate licensing among two of the largest strategic partners leading to several years of substantial revenue growth

•	Licensing MAX-D technology and Brand to a number of different companies and multimedia providers.

•	Expanding the MAX-D product line through partnerships of electronics manufacturers such as Bluetooth speakers, Electric Cars and Mobile Apps.

•	Partnering with companies that are innovating the multimedia industry through implementation of new platforms and technologies that utilize blockchain, cryptocurrency, Non-fungible tokens (NFTS) to create and distribute HD Audio and MAX-D Biometric Security into new spaces.

•	MAX-D is beginning to plan and develop their patented process into an Audio Plugin that end users can use in a variety of applications to apply MAX-D to their multimedia content.

Long-Term Goals

•	Increase Max Sound’s customer base producing scalable consumer adoption and branding differentiated as a deliverer of game-changing audio technology.

•	Make a financial return on the investments of the last three years with new sales and reduction of indirect costs, to become cash flow positive and then profitable in 2020.

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

See NOTE 5 titled LITIGATION for information on Legal Proceedings.

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

Price	High		Low
2020
First quarter		$.0002		$.00001
Second quarter		$.0001		$.00003
Third quarter		$.0002		$.00005
Fourth quarter		$.0012		$.0001
2019
First quarter		$.0003		$.0001
Second quarter		$.0002		$.0001
Third quarter		$.0002		$.0001
Fourth quarter		$.0002		$.0001

Holders

As of December 31, 2020, in accordance with our transfer agent records, we had 2612  record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

NONE

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

Plan of Operation

We began our operations on October 8, 2008, when we purchased the Form 10 Company from the previous owners. Since that date, we have conducted financings to raise initial start-up money for the building of our internet search engine and social networking website and to start our operations. In 2011, the Company shifted the focus of its business operations from their social networking website to the marketing of the MaxSound HD Audio Technology and in 2014 the Company began litigations against Google and others for infringement of its technologies and associated legal rights to the various proprietary technologies.

The Company believes that Max Sound HD Audio Technology is a game changer for several vertical markets whose demand will create revenue opportunities in 2021.

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

Results of Operations

For the year ended December 31, 2020 and December 31, 2019:

General and Administrative Expenses: Our general and administrative expenses were $89,929 for the year ended December 31, 2020 and $110,547 for the year ended December 30, 2019, representing a decrease of 20,618, or approximately 19%, as a result of decrease in the general operation of the Company included decreasing personnel, product development and marketing of our Max Sound Technology.

Consulting Fees: Our consulting fees were $0 for the year ended December 31, 2020 and $20,800 for the year ended December 31, 2019, representing an decrease of $ 20,800, or approximately 100%. The Company has decreased the use of consultants to assist the Company.

Professional Fees: Our professional fees were $59,200 for the year ended December 31, 2020 and $32,754 for the year ended December 31, 2019, representing increase of $26,446 or approximately 81%, an increase in professional fees was attributable to fees required in connection with filing with the Security and Exchange Commission .

Compensation: Our compensation expenses were $342,000 for the year ended December 31, 2020 and $450,000 for the twelve months ended December 31, 2019, representing a decrease of $108,000, or approximately 24% as a result of decrease in our expensing of monthly compensation to our management.

Net Loss: Our net loss for the year ended December 31, 2020 was $1,497,818. While the operational expenses in marketing our Max Sound technology decreased from the same period of last year, the overall amount of our net loss substantially decreased as a result of a decrease in operating expenses and a decrease in the fair value of embedded derivative liability associated with the convertible debt.

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2020 and 2019, were $0 and $0, respectively. We have an accumulated deficit of $82,972,471 for the period from December 9, 2005 (inception) to December 31, 2020 and have negative cash flow from operations of $18,236 for the year ended December 31, 2020.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2020, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. For the past 24 months we have not conducted any capital raising activities.

In the year ended December 31, 2020 the Company issued no convertible notes and agreed with its only two debt holders to eliminate all of the moving conversion rights until the S.E.C rightfully enforces Regulation Sho to restore the Company’s equity stolen by Knight Securities and other bad market actors who continue unimpeded in their daily illegal naked short selling of the Company’s shares and in absolute and direct violation of the existing law.

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

The line of credit balance and accrued interest as of December 31, 2020 is $436,373. During the year ended December 31, 2020, line of credit increased by $89,655.

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

Revenue Recognition:

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $0 and $0 in revenue for the ended December 31, 2020 and 2019, respectively.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employeesdefines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION
PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F - 3	BALANCE SHEETS AS OF DECEMBER 31, 2020 and 2019.

PAGE	F - 4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

PAGE	F - 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019.

PAGE	F - 6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019.

PAGES	F - 7	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Max Sound Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Max Sound Corporation (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Max Sound Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has accumulated losses and a working capital deficit of $12,652,995 as of December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of a Matter-Risks and Uncertainties

As describe in Note 1, the COVID-19 virus could ultimately have a significant negative impact on the Company and the Company cannot at this time estimate the long-term effect of this unprecedented situation.

We have served as the Company’s auditor since 2019

Denver, Colorado

March 8, 2021

Max Sound Corporation

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$—	$34
Total Assets	$—	$34

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$814,239	$735,845
Accrued expenses	2,307,806	1,725,327
Accrued expenses - related party	2,148,692	1,329,984
Judgement payable	819,626	819,626
Line of credit - related party	402,203	384,000
Convertible note payable	6,160,429	6,160,429
Total Current Liabilities	12,652,995	11,155,211

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	—	—
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000, 000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,583,852,824 and 6,583,852,824 shares issued and outstanding, respectively	65,967	65,967
Additional paid-in capital	70,787,984	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(82,972,471)	(81,474,653)
Total Stockholders' Deficit	(12,652,995)	(11,155,177)

Total Liabilities and Stockholders' Deficit	$0	$34

Max Sound Corporation

Statements of Operations

	For the Years Ended,
	December 31, 2020	December 31, 2019

Revenue	$—	$—

Operating Expenses
General and administrative	89,929	110,547
Consulting	—	20,800
Professional fees	59,200	32,754
Website development	—	8,250
Compensation	342,000	450,000
Total Operating Expenses	491,129	622,351

Loss from Operations	(491,129)	(622,351)

Other Income / (Expense)
Interest expense	(535,701)	(457,763)
Interest expense - related party	(497,321)	(475,555)
Amortization of debt offering costs	—	(3,525)
Other income	26,333	—
Amortization of debt discount	—	(169,379)
Change in fair value of embedded derivative liability	—	13,849,590
Total Other Income / (Expense)	(1,006,689)	12,743,368

Provision for Income Taxes	—	—

Net Loss	$(1,497,818)	$12,121,017

Net Loss Per Share - Basic and Diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the year Basic and Diluted	6,583,852,824	6,577,551,453

Max Sound Corporation
Statement of Changes in Stockholders' Deficit
For the years ended December 31, 2020 and 2019

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit
Balance, December 31, 2018	10,000,000	100	—	—	6,573,852,824	65,867	70,776,084	(93,595,670)	(534,575)	(23,288,194)

Common stock issued for services ($0.0002/sh)	—	—	—	—	10,000,000	100	11,900	—	—	12,000

Net Income (Loss)	—	—	—	—	—	—	—	12,121,017	—	12,121,017

Balance, December 31, 2019	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net Income (Loss)	—	—	—	—	—	—	—	(1,497,818)	—	(1,497,818)

Balance, December 31, 2020	10,000,000	$100	—	$—	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Max Sound Corporation
Statements of Cash Flows

	For the Years Ended,
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net Loss	$(1,497,818)	$12,121,017
Adjustments to reconcile net loss to net cash used in operations
Stock and stock options issued for services	—	12,000
Amortization of debt offering costs	—	3,525
Amortization of debt discount	—	169,379
Change in fair value of derivative liability	—	(13,849,590)
Changes in operating assets and liabilities:
Increase in accounts payable	78,400	60,546
Increase in accrued expenses	582,474	479,727
Increase in accrued expenses - related party	818,708	925,555
Net Cash Used In Operating Activities	(18,236)	(77,841)

Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	89,655	80,646
Repayment from stockholder loans / lines of credit	(71,453)	(3,220)
Net Cash Provided by Financing Activities	18,202	77,426

Net Decrease in Cash	(34)	(415)

Cash at Beginning of Year	34	449

Cash at End of Year	$—	$34

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$650	$—

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2020 and December 31, 2019.

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

The computation of basic and diluted loss per share for the years ended December 31, 2020 and 2019, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2020	December 31, 2019

Stock Options (Exercise price - $0.00250/share)	—	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	118,230,324,264	118,325,656,764

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

	2020	2019
Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences
Net operating loss carryforward	11,899,124	10,401,306
Valuation allowance	(11,899,124)	(10,401,306)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2020	2019
Expected income tax recovery (expense) at the statuary rate of 27.64%
	$(413,938)	$3,349,764
Tax effect of expenses that are not deductible for income tax purposes (net of other
amounts deductible for tax purposes)	405	22
Tax effect of differences in the timing of deductibility of items for income tax
purposes:	—	(3,777,347)
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	413,533	427,561
Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2038.

The net change in the valuation allowance for the year ended December 31, 2020 and 2019 was an increase of $413,533 and $427,561, respectively.

The components of income tax expense related to continuing operations are as follows:

	2020	2019
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local

Current	$—	$—
Deferred	—	—
	$—	$—

The company’s federal income tax returns for the years 2017-2017 remain subject to examination by the Internal Revenue Service through 2024.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2020 and December 31, 2019, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2020				December 31, 2019
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	—	—	—	—	—	—	—	—

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $82,972,471, stockholders’ deficit of $12,652,995 and working capital deficit of $12,652,995. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2020 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2021 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of December 31, 2020	As of December 31, 2019
Line of credit– related party	$402,203	$384,000
Accrued interest – related party	1,185,747	709,039
Accrued expenses – related party	962,945	620,945
Convertible debt	$6,160,429	$6,160,429
Less: debt discount	—	—
Less: debt issue costs	—	—
Convertible debt - net	6,160,429	6,160,429
Total current debt	$8,711,324	$7,874,413

Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2019	$402,472	—
Borrowings during the year ended December 31, 2020	89,655	—
Interest accrual	15,699	—
Repayments	(71,453)	—
Balance – December 31, 2020	$436,373

Accounts payable consists of the following:

	As of December 31, 2020	As of December 31, 2019

Accounts Payable	$814,239	$735,845

Total accounts payable	$814,239	$735,845

(A) Convertible Debt

The convertible notes issued for year ended December 31, 2020 and year ended December 31, 2019, consist of the following terms:

		Year ended	Year ended
		December 31,	December 31,
		2020 Amount of	2019 Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015– December 7, 2018
Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	Paid on conversion	Paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662
Convertible Debt Less: Debt		6,160,429	6,160,429
Discount Less: Debt		—	—
Issue Costs		—	—
Convertible Debt - net		6,160,429	6,160,429
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

Convertible debt consisted of the following activity and terms:
Convertible Debt Balance as of December 31, 2019 Borrowings	6,160,429	4%	-	12%
Conversions	—
Convertible Debt Balance as of December 31, 2020	—
	6,160,429

(B) Debt Issue Costs

The following is a summary of the Company’s debt issue costs:
	Year ended	Year Ended
	December 31, 2020	December 31, 2019
Debt issue costs	$362,423	362,423
Accumulated amortization of debt issue costs	(362,423)	(362,423)
Debt issue costs – net	$—	—

During the year ended December 31, 2020 and 2019 the Company amortized $0 and $3,525 of debt issue costs, respectively.

(C) Debt Discount & Original Issue Discount

The debt discount and the original issue discount recorded in 2020 and 2019 pertains to convertible debt that contains embedded conversion options that are required to be bifurcated and reported at fair value and original issue discounts.

The Company amortized $0 and $169,379 during the years ended December 31, 2020 and 2019, respectively, to amortization of debt discount expense.

	Year ended	Year Ended
	December 31, 2020	December 31, 2019
Debt discount	$13,221,839	13,221,839
Accumulated amortization of debt discount	(13,221,839)	(13,221,839)
Debt discount - Net	$—	—

(D) Line of Credit – Related Party

During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453. During the year ended December 31, 2019, the principal stockholder has advanced $80,647 accrued $14,755 in interest and was repaid $3,220 under the terms of the line of credit. The line of credit balance and accrued interest as of December 31, 2020 is $436,373.

NOTE 4 STOCKHOLDERS’ DEFICIT

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

(B) Stock Warrants

The Company had no outstanding and exercisable warrants as of December 31, 2020 and 2019.

(C) Stock Options

The Company had no outstanding and exercisable stock options as of December 31, 2020.

The following tables summarize all option grants as of December 31, 2020, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding – December 31, 2019	95,332,500	—
Exercised	—	—	—
Forfeited	(95,332,500)	—
Outstanding – December 31, 2020	—	—	—
Exercisable – December 31, 2020	—
F-17

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

NOTE 6 SUBSEQUENT EVENT

On March 2, 2021, the officer advanced $1,025 under the terms of the line of credit.

On March 4, 2021, the Company signed a 10-year exclusive licensing agreement with TIP Solutions (Licensee) to implement the MAXD HD Audio Source Code into their mobile phone app and platforms. The Licensee was granted an exclusive license of MAX-D HD audio technology for an annual payment of $100,000 or $25,000 paid quarterly for up to 10 years.

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is TIP – 20% of total license revenue received by TIP will be paid to Max Sound within 30 days of such receipts.
•	If the Licensor is Max Sound and combined with TIP Solutions Smart Call Assistant, 20% of total license revenue received by Max Sound will be paid to TIP within 30 days.

On March 10, 2021, the Company received a $100,000 payment from the Licensee.

On March 8, 2021, the Company entered into a conversion agreement executed by a note holder for 275,000,000 shares based on a conversion price of $0.0008 per share.

Item 9. Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2020.

(b)	Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2020.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c)	Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2020 there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On March 25, 2020, John Blaisure was terminated. Greg Halpern took on the duties of President and Chief Executive Officer.

Our executive officers and directors and their respective ages are as follows:

NAME	AGE		POSITION
			Chairman, President, Chief Executive
Greg Halpern		62	Officer & Chief Financial Officer

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

Greg Halpern is the founder of Max Sound Corporation From 1997 to 2001 Mr. Halpern was the CEO of Circle Group Internet, Inc. (CRGQ: OTCBB).

From 2002 to 2005, Mr. Halpern was the Chief Executive Officer of Circle Group Holdings Inc. (AMEX: CXN, formerly CRGQ.OB) and continued to be the CEO after it changed its name to Z-Trim Holdings Inc. (AMEX: ZTM) from 2006 - 2007. Circle Group was a venture capital firm for emerging technology companies which provided small business infrastructure, funding and intellectual capital to bring timely life-changing technologies to market through all early phases of the commercialization process. Mr. Halpern’s efforts there were focused on acquiring life improving technologies and bringing these products to the marketplace. In 2003, Mr. Halpern and his wife founded an unincorporated non-profit organization “People for Ultimate Kindness Toward All Living Creatures on Earth” whose purpose is and has been to identify problems on earth and those who are working to solve them. The Ultimate Kindness is a non-profit organization independent from the So Act Network. The Ultimate Kindness and the So Act Network share no financial interest or otherwise. In 2007, Mr. Halpern resigned from his position at Z-Trim Holdings and took a one (1) year sabbatical from business touring the Continental United States in his RV with his family. Currently, Mr. Halpern serves as the Chairman, President, Chief Executive Officer and Chief Financial Officer of Max Sound Corporation and devotes approximately 50 hours each week to the management and operations of Max Sound Corporation.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2020.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2020, and 2019 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Greg Halpern,CFO	2020	288,000	0	0	0	0	288,000
	2019	288,000	0	0	0	0	288,000
	2018	288,000	0	0	0	0	288,000
	2017	192,000	0	0	0	0	192,000
John Blaisure, CEO	2019	162,000	0	0	0	0	162,000
	2018	164,000	0	0	0	44,252	208,252
	2017	144,000	0	0	0	0	144,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2020.

Outstanding Option Awards at Fiscal Year-End

None

There were no stock options issued or exercised during the fiscal year ended December 31, 2020 by a named executive officer, and no awards were made to a named executive officer in the last completed fiscal year under any long-term incentive plan.

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

On March 25, 2020, John Blaisure was terminated

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

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner(1)	Beneficial Owner	Percent of Class (2)

Preferred Stock	Greg Halpern	10,000,000 (2)	66.8%

Common Stock	Greg Halpern	2,510,933	0.07%
Common Stock	Greg Halpern	40,300,000 (2018 open market buy)

	Total Shares owned by
Common Stock	Directors and officers	40,811,893	67.67%

(1)	Unless otherwise indicated, the address for each stockholder listed in the above table is c/o Max Sound Corporation, 3525 Del Mar Heights Road, #802, San Diego, California, 92130.

(2)	Reference Event of Stock conversion from Common to Preferred Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On October 2, 2017, the Company, in exchange for Greg Halpern's consideration issuing the Company a line of credit of $100,000 on July 6, 2017 and another line of credit of $200,000 on October 2, 2017 .

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $51,200, and $28,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $0, and $4,590, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2020 associated with all prior Form 10 filings are incorporated herein by reference.

3. Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2021

MAX SOUND CORPORATION

(Registrant)

By:       /s/ Greg Halpern

Greg Halpern

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

