Form 10-K/A
period 2020-12-31
Max Sound Corp
filed 2021-03-30
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 18, 2021 was approximately $64,134,060.52.

As of March 10, 2021, there were 6,862,102,823 shares issued and outstanding.

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

Max Sound (MAX-D) has finally arrived at the on-time moment in history where it has an endless audience of licensing opportunities resulting in newly closed deals that assure MAX-D - at least 6 figures in up front money, 7 figures over ten years and 8 figures of projectable revenue share residuals.

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

The Solution-

By applying the MAX-D VOICE ENHANCEMENT to this audio it becomes much clearer and easier to discern the voice you are listening to. This process is a digital process meant to be used in the DSP of a device. It can be used on both inbound and outbound calls for improvement of both. On the outbound call, the device receiving the call will receive better than “normal” audio quality because of the process.

As the process increase the intelligibility of the audio, it provides the existing voice recognition engine with processed audio of much greater intelligibility than without. Thus allowing the existing engine to function with a higher degree of accuracy at a lower DSP cost than totally replacing it.

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

The above picture is the frequency response of an unprocessed voice call from a mobile device.” and below the second image, change the sentence to “This is the frequency response of a voice call from a device processed with MAX-D Mobile Voice.

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

pure

"I can hear max-d everywhere, it's not just in my ears... I can feel it in my body"

Social Proof

"The sound is so much more clear, so much more alive. Amazing quality. I love it."

Social Proof

"It went to a whole new level of fidelity...
I would pay $5000 to $7500 to have MAX-D (in my car)."

Social Proof

pure

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
  Producing affordable and fuel efficient vehicles that are both electric and petrol powered, Hende Moto has an extraordinary ability to bring new resources and technology to one of the fastest growing economies in the world. Founder Dr. Devine Mafa has been shortlisted for the Top 100 Leaders in Automotive and Transportation Award at the ITAS Conference this June at the MGM hotel in Las Vegas, Nevada where they will be recognized for their innovation.

Over the next twelve months, our focus will be on achieving and implementing the following:

•	MAX-D is available to Qualcomm OEM’s on the 600 Series Snap Dragon

•	Settle our litigations. Coordinate licensing among two of the largest strategic partners leading to several years of substantial revenue growth

•	Licensing MAX-D technology and Brand to a number of different companies and multimedia providers.

•	Expanding the MAX-D product line through partnerships of electronics manufacturers such as Bluetooth speakers, Electric Cars and Mobile Apps.

•	Partnering with companies that are innovating the multimedia industry through implementation of new platforms and technologies that utilize blockchain, cryptocurrency, Non-fungible tokens (NFTS) to create and distribute HD Audio and MAX-D Biometric Security into new spaces.

•	MAX-D is beginning to plan and develop their patented process into an Audio Plugin that end users can use in a variety of applications to apply MAX-D to their multimedia content.

Long-Term Goals

•	Increase Max Sound’s customer base producing scalable consumer adoption and branding differentiated as a deliverer of game-changing audio technology.

•	Make a financial return on the investments of the last three years with new sales and reduction of indirect costs, to become cash flow positive and then profitable in 2021.

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

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of December 31, 2020	As of December 31, 2019
Line of credit– related party	$402,203	$384,000
Accrued interest – related party	1,185,747	709,039
Accrued expenses – related party	962,945	620,945
Convertible debt	$6,160,429	$6,160,429
Less: debt discount	—	—
Less: debt issue costs	—	—
Convertible debt - net	6,160,429	6,160,429
Total current debt	$8,711,324	$7,874,413

Line of credit – related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2019	$402,472	—
Borrowings during the year ended December 31, 2020	89,655	—
Interest accrual	15,699	—
Repayments	(71,453)	—
Balance – December 31, 2020	$436,373

Accounts payable consists of the following:

	As of December 31, 2020	As of December 31, 2019

Accounts Payable	$814,239	$735,845

Total accounts payable	$814,239	$735,845

(A) Convertible Debt

The convertible notes issued for year ended December 31, 2020 and year ended December 31, 2019, consist of the following terms:

		Year ended	Year ended
		December 31,	December 31,
		2020 Amount of	2019 Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 12%	0% - 12%
Default interest rate		14% - 22%	14% - 22%
Maturity		November 4, 2015 –May 22, 2019	November 4, 2015– December 7, 2018
Conversion terms 1	65% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	3,691,578	3,691,578
Conversion terms 2	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	1,131,560	1,131,560
Conversion terms 3	70% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 4	75% of the “Market Price”, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period prior to the conversion.	765,000	765,000
Conversion terms 5	60% of the “Market Price”, which is the lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 6	Conversion at $0.10 per share	paid on conversion	paid on conversion
Conversion terms 7	60% of the “Market Price”, which is the lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	50,000	50,000
Conversion terms 8	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	265,050	265,050
Conversion terms 9	65% of the “Market Price”, which is the two lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	204,579	204,579
Conversion terms 10	65% of the “Market Price”, which is the one lowest trading prices for the common stock during the fifteen (15) trading day period prior to the conversion.	paid on conversion	paid on conversion
Conversion terms 11	60% of the “Market Price”, which is the two lowest trading prices for the common stock during the twelve (12) trading day period prior to the conversion.paid on conversion	paid on conversion	paid on conversion
Conversion terms 12	61% of the “Market Price”, which is the average of the three lowest trading prices for the common stock during the ten (10) trading day period prior to the conversion.	52,662	52,662
Convertible Debt		6,160,429	6,160,429
Less: Debt Discount		—	—
Less: Debt Issue Costs		—	—
Convertible Debt - net		6,160,429	6,160,429
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

On March 23, 2021, the Company signed a 10-year exclusive licensing agreement with Formula 4 Protocol (Licensee) to implement the MAXD HD Audio Source Code into their mobile phone app and platforms. The Licensee was granted an exclusive license of MAX-D HD audio technology for an annual payment of $100,000 or $25,000 paid quarterly for up to 10 years.

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is Formula 4 Protocol – 20% of total license revenue received by Formula 4 Protocol will be paid to Max Sound within 30 days of such receipts.

•	If the Licensor is Max Sound and combined with Formula 4 Protocol, 20% of total license revenue received by Max Sound will be paid to Formula 4 Protocol within 30 days.

On March 23, 2021, the Company received a $150,000 payment from the Licensee.

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

