Form 10-Q
period 2021-03-31
Max Sound Corp
filed 2021-05-21
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, the registrant had 6,882,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Max Sound Corporation, and “SEC” refers to the Securities and Exchange Commission.

PART I FINANCIAL INFORMATION

MAX SOUND CORPORATION

4

Max Sound Corporation

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(UNAUDITED)
ASSETS
Current Assets
Cash	$250,275	$-
Total Assets	$250,275	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$826,165	$814,239
Accrued expenses	2,449,346	2,307,806
Accrued expenses - related party	2,338,382	2,148,692
Judgement payable	819,626	819,626
Line of credit - related party	406,203	402,203
Convertible note payable	5,940,429	6,160,429
Total Current Liabilities	12,780,151	12,652,995

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,858,852,823 and 6,583,852,824 shares issued and outstanding, respectively	68,717	65,967
Additional paid-in capital	71,005,234	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(83,069,352)	(82,972,471)
Total Stockholders' Deficit	(12,529,876)	(12,652,995)

Total Liabilities and Stockholders' Deficit	$250,275	$0

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2021	March 31, 2020

Revenue	$251,000	$-

Operating Expenses
General and administrative	18,161	30,755
Professional fees	4,000	46,000
Compensation	72,000	126,000
Total Operating Expenses	94,161	202,755

Loss from Operations	156,839	(202,755)

Other Income / (Expense)
Interest expense	(136,031)	(138,439)
Interest expense - related party	(117,689)	(118,625)
Other income	-	26,333
Total Other Income / (Expense)	(253,720)	(230,731)

Provision for Income Taxes	-	-

Net Loss	$(96,881)	$(433,486)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	6,657,186,156	6,583,852,824

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

  Condensed Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2021 and 2020

(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(96,881)	-	(96,881)

Balance, March 31, 2021 (Unaudited)	10,000,000	$100	-	$-	6,858,852,824	$68,717	$71,005,234	$(83,069,352)	$(534,575)	$(12,529,876)

Balance, December 31, 2019	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(433,486)	-	(433,486)

Balance, March 31, 2020 (Unaudited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,908,139)	$(534,575)	$(11,588,663)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net Loss	$(96,881)	$(433,486)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase in accounts payable	11,925	46,922
Increase in accrued expenses	141,541	148,078
Increase in accrued expenses - related party	189,690	244,625
Net Cash Provided by Operating Activities	246,275	6,139

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	4,000	24,500
Repayment from stockholder loans / lines of credit	-	(27,600)
Net Cash Provided by Financing Activities	4,000	(3,100)

Net Decrease in Cash	250,275	3,039

Cash at Beginning of Period	-	34

Cash at End of Period	$250,275	$3,073

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$650

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

These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021.

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2021, and December 31, 2020, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2021 and December 31, 2020.

(H) Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 - Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2021	March 31, 2020

Stock Options (Exercise price - $0.00250/share)	-	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	118,230,324,264	118,325,656,764

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 115,089,177,087 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2021 and December 31, 2020, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2021				December 31, 2020
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	-	-	-	-	-	-	-	-

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $83,069,352, stockholders’ deficit of $12,529,876 and working capital deficit of $12,529,876. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at March 31, 2021 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2021 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of March 31, 2021	As of December 31, 2020
Line of credit- related party	$406,203	$402,203
Accrued interest - related party	1,303,437	1,185,747
Accrued expenses - related party	1,034,945	962,945
Convertible debt	$5,940,429	$6,160,429
Less: debt discount	-	-
Less: debt issue costs	-	-
Convertible debt - net	5,940,429	6,160,429
Total current debt	$8,685,014	$8,711,324

Line of credit - related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2020	$439,373	-
Borrowings during the three months ended March 31, 2021	4,000	-
Interest accrual	4,067	-
Balance - March 31, 2021	$447,440	-

Accounts payable consists of the following:

	As of March 31, 2021	As of December 31, 2020

Accounts Payable	$826,171	$814,239

Total accounts payable	$826,171	$814,239

(A) Convertible Debt

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

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2020 Borrowings	$6,160,429	4%-12%
Conversions	(220,000)
Convertible Debt Balance as of March 31, 2021	$5,940,429

(D) Line of Credit - Related Party

During the three months ended March 31, 2021, the principal stockholder has advanced $4,000 and accrued $4,067 in interest. During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453. The line of credit balance and accrued interest as of March 31, 2021 and December 31, 2020 is $447,440 and $436,373, respectively.

NOTE 4 STOCKHOLDERS’ DEFICIT

Common Stock

On March 8, 2021, the Company entered into a conversion agreement executed by a note holder for 275,000,000 shares based on a conversion price of $0.0008 per share in exchange for $220,000 convertible loan balance.

Stock Warrants

The Company had no outstanding and exercisable warrants as of March 31, 2021 and December 31, 2020.

Stock Options

The Company had no outstanding and exercisable stock options as of March 31, 2021 and December 31, 2020.

NOTE 5 COMMITMENTS AND CONTINGENCIES

The Company had no outstanding and exercisable stock options as of March 31, 2021 and December 31, 2020.

On March 4, 2021, the Company signed a 10-year exclusive licensing agreement with TIP Solutions (Licensee) to implement the MAXD HD Audio Source Code into their mobile phone app and platforms. The Licensee was granted an exclusive license of MAX-D HD audio technology for an annual payment of $100,000 or $25,000 paid quarterly for up to 10 years.

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is TIP - 20% of total license revenue received by TIP will be paid to Max Sound within 30 days of such receipts.

•	If the Licensor is Max Sound and combined with TIP Solutions Smart Call Assistant, 20% of total license revenue received by Max Sound will be paid to TIP within 30 days.

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

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is Formula 4 Protocol - 20% of total license revenue received by Formula 4 Protocol will be paid to Max Sound within 30 days of such receipts.

•	If the Licensor is Max Sound and combined with Formula 4 Protocol, 20% of total license revenue received by Max Sound will be paid to Formula 4 Protocol within 30 days.

On March 23, 2021, the Company received a $150,000 payment from the Licensee.

NOTE 6 LITIGATION

None.

NOTE 7 SUBSEQUENT EVENTS

On April 20, 2021, the Company issued 20,000,000 shares of its common stock with a fair value of $60,000 ($0.003 /share).

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

Overview

MAXD “The Consumer Audio Brand”

MAX-D is the only audio brand proven over and over in CONSUMER TEST AFTER TEST to be THE PREFERRED AUDIO CHOICE always chosen by RETAIL CUSTOMER BUYERS (YOU & EVERYONE YOU KNOW). Think "The Pepsi Challenge" According to thousands of participants, over the past several years "MAX-D just sounds better" than whatever listening device was used. Bose, Beats, Sony headphones, Harmon Kardon & Bang & Olufsen Car Audio Infotainment Systems, Apple Air Pods, Samsung Galaxy Mobile Smart Phones and JBL Speaker Bars are just a few of those tested straight up. In the only study of its type, the renowned hearing research center at the University of Florida Gainesville Blind Consumer Study demonstrated that the significant majority of Consumers preferred MAX-D at safe hearing levels.

MAXD “The Secret Sauce”

The MAX-D Secret Sauce is an epic proprietary breakthrough and patented-process that uses advanced resynthesis to restore lost, compressed harmonics and bring true high definition (HD) live sound to digital media without affecting file size or energy consumption. Consumers have shown their love for MAX-D by previously downloading the MAX-D app from both app stores over a million times which occurred with an unprecedented zero marketing dollars campaign. A new Native App to all formats will be launched later in 2021 that will be greatly improved and is expected to generate significant revenue for MAX-D and its partners. Late summer and early fall of 2021 will feature the release of the cloud based player version of MAX-D onto high traffic web platforms in mainstream Music, TV, Movies, eSports and Online Gaming with many of the brands consumers already know, use and pay for.

CELEBRITY ENDORSEMENTS
"MAX-D restored my faith in the future of audio"
- Mick Fleetwood, legendary rocker & founder of Fleetwood Mac

MAX-D CAN SAVE OUR HEARING!
1 OUT OF 5
NEARLY ONE IN FIVE
teens has lost a bit of their hearing and the problem is increasing every year.
HOW LOUD IS TOO LOUD?
40
60
85
90
105
110
115
120
140

MAX-D and the University of Florida
conducted a hearing study.
IN THE STUDY, ALL THE SUBJECTS PREFERRED LISTENING WITH MAX-D AT SAFER VOLUMES
MAX-D
UF UNIVERSITY of FLORIDA

THE MAX-D CHALLENGE
MAX-D CONDUCTED THE EQUIVALENT OF A "PEPSI CHALLENGE" IN VENICE BEACH, CA
LISTENERS WERE PLAYED AUDIO WITH MAX-D AND WITHOUT MAX-D AND ASKED WHICH THEY PREFERRED...

TOP 5 REASONS
YOUR PRODUCT(S) NEEDS MAX-D
1 Creates significant consumer marketing advantage by making all audio sound better
2 Enhance Hands-free mobility solution with full interoperability
3 Requires no change to existing hardware for implementation
4 Fully configurable to any device or platform
5 Minimal processing requirements, negligible memory use and low power consumption

MAX-D IS BETTER WAY TO LISTEN I MINIMIZE HEARING LOSS WITH LOWER VOLUMES
66%
MIN
MAX
of personal music player users are listening to music louder than 85 decibels.
78 MILLION
people could suffer from hearing loss by 2030.
12.5% OF KIDS
between the ages of 6 and 19 suffer from loss of hearing as a result of using ear phones/buds turned to a high volume.
LOUDER IS NOT BETTER!
BETTER! IS BETTER!

MAX-D HAS ENDLESS APPLICATIONS
Your Car
Your Phone
Your Home
Endless Possibilities
MAX-D
audio is everywhere

MAX-D WORKS WELL WITH OTHER AUDIO TECHNOLOGIES
DOLBY
Spotify
dts
PANDORA
beatsaudio
THX
BOSE

A MARKET FOR BETTER AUDIO

MAX-D HD requires no special software, no altering of file formats and does not change the files size. Consumers get the convenience, as well as better audio.

MAX-D BENEFITS:

•	Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth

•	High-resolution audio reproduction with an omni-directional sound field using only two speakers

•	“Real” three-dimensional sound field, versus artificial sound field created by competing technologies

•	More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity

ANYWHERE AUDIO CAN GO SO CAN MAX-D

MOBILE - Communication | Voice - Data | Entertainment

ENTERTAINMENT - Music | Movies | Audiobooks | Streaming Content | Live Events

MULTI-MEDIA - Computing | Gaming | E-Sports

CONSUMER - Home Theater | Portable Audio Players | Live Concert Sound | Automotive

CONSUMERS WANT BETTER AUDIO

Consumers have unknowingly sacrificed better audio quality for portable convenience.

Throughout history, we have attempted to capture, enhance and reproduce audio. During past century almost every generation has used a different audio delivery system and player reproduce audio. Some advancements in "Audio" were superior and some were sub-par, most were more convenient but often had inferior quality.

The most commonly used digital audio file today is an MP3. The general population has sacrificed the audio quality for convenience.

MAX-D DELIVERY & IMPLEMENTATION

The MAX-D process is the ONLY true dynamic process with the ability to deliver Pure HD Audio on existing hardware in real time. MAX-D consumers have the ability to “customize” their playback - as everyone wants to hear their audio differently.

The MAX-D process is available in four different versions, they are:

1.	MAX-D Cloud Player
2.	MAX-D Smart Phone App
3.	API (Application Program Interface)
4.	MAX-D Software Program

MAX-D Cloud Player - The MAX-D Cloud Player is a full featured version of the MAX-D Technology that can be implemented on any streaming service, or online platform in a very short amount of time, with very little coding or development required. This allows MAX-D partners to quickly adopt MAX-D HD Audio with no hassle.

MAX-D Smart Phone App - The MAX-D APP is used on a Smartphone with a least a 1 GHz processor. Android and iOS versions will be available in the very near future. The APP is a full-featured player with all the controls you would expect. Included are: genre settings for the consumer to choose the type of audio, a bypass for on/off functionality so the consumer can hear and feel the MAX-D difference and a harmonic tone control with three dynamic ranges for further customization.

API (Application Program Interface) - Devices (Original Equipment Manufacturer). The API allows the OEM developers to design their own custom interface. NOTE: The genre presets can be customized by MAX SOUND if necessary for specific types or applications.

MAX-D Software Program - The MAX-D Software program is a able to process audio in a fully dynamic fashion. The MAX-D program has the ability to simply restore or significantly change any audio, especially compressed formats. Now any user can experience clean, clear, dynamically enhanced audio, without the need to encode/decode or use proprietary formats. Existing hardware is able to play HD Audio using any one of our products Bringing Global Innovation and New Technologies to the MAX

MAX-D IS NOT JUST ABOUT AUDIO
Max Sound Corporation is a technology company that works to bring the best innovations of small business to the global stage. From HD-Video transmission codecs, to Perpetual Energy Inventions, everything does better when it’s taken to the MAX.

MAX-D Partnerships - The Movie Studio (OTTC - MVES)

1. The Movie Studio is focused on the independent motion picture content sector as a disruptor of the Hollywood model and operates as a vertically integrated motion picture and reality show production and distribution company, as well as a movie streaming service and a first-mover digital disruptor operating an over-the-top (“OTT”) platform and blockchain platform for foreign licensing of content for distribution.

2. MAX-D will be implemented into The Movie Studio’s platform and streaming services via the MAX-D Cloud Player and will provide HD audio for all of their content.

3. MAX-D’s Partnership with The Movie Studio Opens up the movie streaming market for MAX-D HD Audio. This will open the gates to future partnerships in the industry (ie. Netflix, Hulu, Peacock etc.)

Song Secure

1. SongSecure is the first ever decentralized software platform designed to enable musicians and music producers with the ability to streamline the process of protecting their original content in the quickest, easiest, most secure, and most affordable way.

2. MAX-D will be implemented into Song Secures online platform and streaming services via the MAX-D Cloud Player and will provide HD audio for all of their content.

3. Trusted by thousands of musicians worldwide, securing over 50,000 songs which included Grammy award winners. This is MAX-D’s foot in the door to the entire music industry.

ViBelt

1. ViBelt is the developer and owner of a patented HAPTIC FEEDBACK technology which provides users with vibrational and force feedback that responds to the media source. This brings users deeper into their media experience, providing a “4th Dimension” of sensory experience.

2. MAX-D will acquire these patents and bring them into their other deals such as ESTV, where haptic feedback in addition to HD Audio will bring the ULTIMATE content consumer experience.

Hende Moto

1. Hende Moto is creating ultra-advanced electric and hybrid super cars, one for daily institutional use and one for exotic sporting world use. This E-car manufacturer is bringing innovations to Zimbabwe and the Rest of the world. HENDE MOTO, will be the cutting-edge car making technology company based in USA and Africa, has developed global strategic partners that facilitate taking the big the 5, redesigning the cars to be in sync with slickness and nature, developing within culture realms of innovation in all continents and fight against digital colonization. Engage locals to be involved in the design process from the onset, protecting the environment.

2. MAX-D HD Audio will be built into every model of Hende Moto’s vehicles, bringing the best audio experience to their users available in the world.

Formula 4 Protocol

1. Formula 4 Protocol is an online life mastery and meditation course utilizing an ultra-advanced hybrid of digital and analog stimuli, incorporating cybernetics, the blended hypnosis principles of Milton Erickson and Delores Cannon (QHHT), as well as health producing sonic frequencies and multi-layered visualizers, that are sequenced to consistently energize and rapidly retrain the living ecosystem to the highest form of our positive capabilities, the net-effect of which is to give each Formula 4 practitioner amazing (yet often outrageous sounding results) that manifest daily improvements in health, happiness, abundance, gratitude, love and celebration.

2. MAX-D HD-Audio will be built into the Formula 4 Protocol Course material, offering audio that enhances the effects of their out of this world meditations.

Tip Solutions

1. ABOUT TIP SOLUTIONS, INC. (TIP)

TIP Solutions is a transformative market innovator providing cutting edge applications now becoming accessible by Android Smartphone users worldwide. TIP is committed to change the way the world uses, manages and answers billions of mobile devices by providing unique phone functionality enabling rapid responses, improved productivity, with refined and effective communication, that match today's constantly accelerating technological advances.

2. Partnering with TIP opens MAX-D up to the worldwide smartphone market and deeper collaboration with Qualcomm through the development of the Snapdragon 800 Series Chip.

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

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is TIP - 20% of total license revenue received by TIP will be paid to Max Sound within 30 days of such receipts.

•	If the Licensor is Max Sound and combined with TIP Solutions Smart Call Assistant, 20% of total license revenue received by Max Sound will be paid to TIP within 30 days.

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

The agreement also calls for a license fee split in the event the following occurs:

•	If Licensor is Formula 4 Protocol - 20% of total license revenue received by Formula 4 Protocol will be paid to Max Sound within 30 days of such receipts.

•	If the Licensor is Max Sound and combined with Formula 4 Protocol, 20% of total license revenue received by Max Sound will be paid to Formula 4 Protocol within 30 days.

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

Results of Operations

For the three months ended March 31, 2021 and 2020.

Revenues: During the three months ended March 31, 2021, we realized 251,000 of revenues from our business. During the three months ended March 31, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2021 and 2020 was $251,000 or 100% as a result of the licensing agreements entered into during the three months ended March 31, 2021.

General and Administrative Expenses: Our general and administrative expenses were $18,161 for the three months ended March 31, 2021 and $30,755 for the three months ended March 31, 2020, representing a decrease of $12,594 or approximately 41%, as a result of a decrease in the general operation of the Company.

Professional Fees: Our professional fees were $4,000 for the three months ended March 31, 2021 and $46,000 for the three months ended March 31, 2020, representing a decrease of $42,000 or approximately 91%, the decrease in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $72,000 for the three months ended March 31, 2021 and $126,000 for the three months ended March 31, 2020, representing change of $54, or approximately 43%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: The Company's net loss from operations was $96,881 during the three months ended March 31, 2021 as compared to $433,486 for the three months ended March 31, 2020. The decrease was primarily due to increase in licensing revenue during the three months ended March 31, 2021 and offset by a decrease in operating expenses.

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2021 and 2020, were $251,000 and $0, respectively. We have an accumulated deficit of $83,069,352 for the period from December 9, 2005 (inception) to March 31, 2021 and have positive cash flow from operations of $246,275 for the three months ended March 31, 2020.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2021, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $5,940,429 outstanding as of March 31, 2021 and $6,160,429 for the year ended December 31, 2020, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances - Related Party

During the three months ended March 31, 2021, the principal stockholder has advanced $4,000 and accrued $4,067 in interest.

The line of credit balance and accrued interest as of March 31, 2021 is $447,440.

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

Revenue Recognition:

Effective January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 - Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists;(2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

We had $251,000 and $0 in revenue for the ended March 31, 2021 and 2020, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See NOTE 6 titled LITIGATION for information on Legal Proceedings.

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

Date: May ____, 2021. MAX SOUND CORPORATION (Registrant)

By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

