Form 10-Q
period 2021-06-30
Max Sound Corp
filed 2021-08-23
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

As of August ____, 2021, the registrant had 6,882,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I FINANCIAL INFORMATION
MAX SOUND CORPORATION
CONTENTS

4

Max Sound Corporation
Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(UNAUDITED)

ASSETS
Current Assets
Cash	$1,074	$-
Prepaid expenses	3,000	-
Total Assets	$4,074	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$823,086	$814,239
Accrued expenses	2,589,305	2,307,806
Accrued expenses - related party	2,527,392	2,148,692
Judgement payable	819,626	819,626
Line of credit - related party	351,545	402,203
Convertible note payable	5,940,429	6,160,429
Total Current Liabilities	13,051,383	12,652,995

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,878,852,823 and 6,583,852,824 shares issued and outstanding, respectively	70,717	65,967
Additional paid-in capital	71,063,234	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(83,646,785)	(82,972,471)
Total Stockholders' Deficit	(13,047,309)	(12,652,995)

Total Liabilities and Stockholders' Deficit	$4,074	$0

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$-	$-	$251,000	$-

Operating Expenses
General and administrative	213,649	24,308	231,810	55,063
Professional fees	38,334	3,800	42,334	49,800
Compensation	72,000	72,000	144,000	198,000
Total Operating Expenses	323,983	100,108	418,144	302,863

Loss from Operations	(323,983)	(100,108)	(167,144)	(302,863)

Other Income / (Expense)
Interest income	-	-		-
Interest expense	(134,440)	(138,439)	(270,471)	(276,878)
Interest expense - related party	(119,010)	(118,800)	(236,699)	(237,425)
Other income	-	-	-	26,333
Total Other Income / (Expense)	(253,450)	(257,239)	(507,170)	(487,970)

Provision for Income Taxes	-	-	-	-

Net Loss	$(577,433)	$(357,347)	$(674,314)	$(790,833)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	6,866,808,624	6,583,852,824	6,766,532,381	6,583,852,824

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three months ended June 30, 2021 and 2020
(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, March 31, 2021 (Unaudited)	10,000,000	$100	-	$-	6,858,852,824	$68,717	$71,005,234	$(83,069,352)	$(534,575)	$(12,529,876)

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(577,433)	-	(577,433)

Balance, June 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,646,785)	$(534,575)	$(13,047,309)

Balance, March 31, 2020 (Audited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,908,139)	$(534,575)	$(11,588,663)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(357,347)	-	(357,347)

Balance, June 30, 2020 (Unaudited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 2021 and 2020
(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the six months ended June 30, 2021	-	-	-	-	-	-	-	(674,314)	-	(674,314)

Balance, June 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,646,785)	$(534,575)	$(13,047,309)

Balance, December 31, 2019	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	-	(790,833)	-	(790,833)

Balance, June 30, 2020 (Unaudited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended,
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net Loss	$(674,314)	$(790,833)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	60,000	-
Increase in prepaid expenses	(3,000)	-
Increase in accounts payable	8,847	52,341
Increase in accrued expenses	281,499	292,025
Increase in accrued expenses - related party	378,700	435,432
Net Cash Provided by (Used in) Operating Activities	51,732	(11,035)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	61,485	82,455
Repayment from stockholder loans / lines of credit	(112,143)	(69,367)
Net Cash Provided by (Used in) Financing Activities	(50,658)	13,088

Net Decrease in Cash	1,074	2,053

Cash at Beginning of Period	-	34

Cash at End of Period	$1,074	$2,087

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$650

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2021, and December 31, 2020, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2021 and December 31, 2020.

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

The computation of basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30,	June 30,
	2021	2020

Stock Options (Exercise price - $0.00250/share)	-	95,332,500
Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	118,230,324,264	118,325,656,764

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 115,109,177,087 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2021 and December 31, 2020, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2021				December 31, 2020
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	-	-	-	-	-	-	-	-

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

(P) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $7,955 and $0 for the six months ended June 30, 2021 and 2020, respectively and $7,955 and $0 for the three months ended June 30, 2021, and 2020, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $83,646,785, stockholders’ deficit of $13,047,309 and working capital deficit of $13,047,309. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2021 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2021 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
Line of credit- related party	$351,545	$402,203
Accrued interest - related party	1,422,447	1,185,747
Accrued expenses - related party	1,104,945	962,945
Convertible debt	$5,940,429	$6,160,429

Total current debt	$8,819,366	$8,711,324

Line of credit - related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2020	$402,203	4%
Borrowings during the six months ended June 30, 2021	61,485	-
Accrued interest
Repayments	(112,143)	-
Balance – June 30, 2021	$351,545	4%

Accounts payable consists of the following:

	As of	As of
	June 30,	December 31,
	2021	2020

Accounts Payable	$823,086	$814,239

Total accounts payable	$823,086	$814,239

(A) Convertible Debt

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2020 Borrowings	$6,160,429	4%-12%
Conversions ($0.0008 per share)	(220,000)
Convertible Debt Balance as of June 30, 2021	$5,940,429

(D) Line of Credit - Related Party

During the six months ended June 30, 2021, the principal stockholder has advanced $61,485 and accrued $8,193 in interest and was repaid $112,143. During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453.

The line of credit balance and accrued interest as of June 30, 2021 and December 31, 2020 is $393,908 and $436,373, respectively.

NOTE 4 STOCKHOLDERS’ DEFICIT

Common Stock

On March 8, 2021, the Company entered into a conversion agreement executed by a note holder for 275,000,000 shares based on a conversion price of $0.0008 per share in exchange for $220,000 convertible loan balance.

On April 20, 2021, the Company issued 20,000,000 shares of its common stock with a fair value of $60,000 ($0.003 /share) based on the most recent market value.

Stock Warrants

The Company had no outstanding and exercisable warrants as of June 30, 2021 and December 31, 2020.

Stock Options

The Company had no outstanding and exercisable stock options as of June 30, 2021 and December 31, 2020.

NOTE 5 COMMITMENTS AND CONTINGENCIES

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

On March 10, 2021, the Company received a $100,000payment from the Licensee.

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

NOTE 7 SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the principal stockholder has advanced $3,600 and was repaid $9,953 under the terms of the line of credit.

MAX-D has just recently completed the expanded transaction with its Zimbabwean partner, Hende Moto (PVT) Ltd, whose previously reported acquisition and not yet valued assets related to, among other things, the super car and other paradigm-shifting technologies in the future developed in large part by what can be referred to as Zimbabwean brilliance and marketplace innovators.

Also central to the improved transaction, MAX-D has begun the process of software expansion for what it believes will soon be considered one of the most comprehensive Elemental Databases in the world, if not the most.

This Database creates precise locations of the significant majority of available precious minerals, metals, gemstones, rare earth minerals, IOCG, waterways, tributaries and energetic elements found in nature throughout the most available earth soils in Africa and later the rest of the world.

The company has yet to value the assets pursuant to upcoming accounting requirements of fully reporting enterprises in the capital markets. Prospective investors are encouraged to study the available values of such highly pursued resources that factor current and future tangible values in the hundreds of trillions of dollars and later much more. Refer to Risk Factors within this filing.

The Company intends to provide extensive additional details in Quarter 3, with greatly anticipated expansion of MAX-D's market equity values connected to the company’s highly anticipated and soon its significant emergence in these fields, particularly its acquisition of the specific rights mentioned herein within the African Nation of Zimbabwe, as well as its 2021 emerging businesses in paradigm shifting energy sources expected to be featured in the Hende Beluga Super Car. Also, launching in Quarter 3, MAX-D Cloud Player, Native App, API and Pro Studio, among several other technological breakthroughs of epic proportions.

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
MAX-D audio is everywhere
Your Home
Endless Possibilities

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

Results of Operations

For the three months ended June 30, 2021 and 2020.

Revenues: During the three months ended June 30, 2021, we realized $0 of revenues from our business. During the three months ended June 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2021 and 2020 was $0 or 100%.

General and Administrative Expenses: Our general and administrative expenses were $213,649 for the three months ended June 30, 2021 and $24,308 for the three months ended June 30, 2020, representing an increase of $189,341 or approximately 779%, as a result of an increase in the consulting expense and general operation of the Company.

Professional Fees: Our professional fees were $38,334 for the three months ended June 30, 2021 and $3,800 for the three months ended June 30, 2020, representing an increase of $34,534 or approximately 909%, the increase in professional fees was mostly attributable to legal fees.

Compensation: Our compensation expenses were $72,000 for the three months ended June 30, 2021 and $72,000 for the three months ended June 30, 2020, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Interest Expense: Interest expense decreased by $4,000 to $134,440 for the three month period ended June 30, 2021 from $138,439 for the three month period ended June 30, 2020. The decrease was primarily due to interest on convertible loans.

Interest Expense – Related Party : Interest expense – related party increased by $210 to $119,010 for the three month period ended June 30, 2021 from $118,800 for the three month period ended June 30, 2020. The increase was primarily due to interest on a related party Company loan.

Net Loss: The Company's net loss was $577,433 during the three months ended June 3, 2021 as compared to $357,347 for the three months ended June 30, 2020. The increase was primarily due to increase in operating expenses.

For the six months ended June 30, 2021 and 2020.

Revenues: During the six months ended June 30, 2021, we realized 251,000 of revenues from our business. During the six months ended June 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarters ended June 30, 2021 and 2020 was $251,000 or 100% as a result of the licensing agreements entered into during the six months ended June 30, 2021.

General and Administrative Expenses: Our general and administrative expenses were $231,810 for the six months ended June 30, 2021 and $55,063 for the six months ended June 30, 2020, representing an increase of $176,747 or approximately 321%, as a result of an increase in the consulting expense and general operation of the Company.

Professional Fees: Our professional fees were $42,334 for the six months ended June 30, 2021 and $49,800 for the six months ended June 30, 2020, representing a decrease of $7,466 or approximately 15%, the decrease in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $144,000 for the six months ended June 30, 2021 and $198,000 for the six months ended June 30, 2020, representing change of $54,000 or approximately 27%, as a result of our expensing of monthly compensation to our management and employees.

Interest Expense: Interest expense increased by $6,407 to $270,471 for the six month period ended June 30, 2021 from $276,878 for the six month period ended June 30, 2020. The increase was primarily due to interest on convertible loans.

Net Loss: The Company's net loss was $674,314 during the six months ended June 30, 2021 as compared to $790,833 for the six months ended June 30, 2020. The decrease was primarily due to increase in licensing revenue during the six months ended June 30, 2021 and offset by an increase in operating expenses.

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2021 and 2020, were $251,000 and $0, respectively. We have an accumulated deficit of $83,646,785 for the period from December 9, 2005 (inception) to June 30, 2021 and have positive cash flow from operations of $51,732 for the six months ended June 30, 2021.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2021, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $5,940,429 outstanding as of June 30, 2021 and $6,160,429 for the year ended December 31, 2020, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances - Related Party

During the three months ended June 30, 2021, the principal stockholder has advanced $61,485 and accrued $8,193 in interest and was repaid $112,143.

The line of credit balance and accrued interest as of June 30, 2021 is $393,908.

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

We had $251,000 and $0 in revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Derivative Financial Instruments:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

All 10 Form exhibits previously exhibited associated with all Company 10 Form filings are incorporated herein.

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAX SOUND CORPORATION (Registrant)

Date: August 20, 2021.	By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

