Form 10-Q
period 2021-09-30
Max Sound Corp
filed 2021-11-22
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, the registrant had 6,882,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I FINANCIAL INFORMATION
MAX SOUND CORPORATION
CONTENTS

4

Max Sound Corporation
Condensed Balance Sheets

ASSETS

	September 30, 2021	December 31, 2020
	(UNAUDITED)

Current Assets
Cash	$18,147	$-
Total Assets	$18,147	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$835,012	$814,239
Accrued expenses	2,729,264	2,307,806
Accrued expenses - related party	2,719,044	2,148,692
Judgement payable	819,626	819,626
Line of credit - related party	362,943	402,203
Convertible note payable	5,940,429	6,160,429
Total Current Liabilities	13,406,318	12,652,995

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized,
6,878,852,823 and 6,583,852,824 shares issued and outstanding, respectively	70,717	65,967
Additional paid-in capital	71,063,234	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(83,987,647)	(82,972,471)
Total Stockholders' Deficit	(13,388,171)	(12,652,995)

Total Liabilities and Stockholders' Deficit	$18,147	$0

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$37,000	$-	$288,000	$-

Operating Expenses
General and administrative	26,820	17,432	258,630	72,496
Professional fees	24,940	3,800	67,274	53,600
Compensation	72,000	72,000	216,000	270,000
Total Operating Expenses	123,760	93,232	541,904	396,096

Loss from Operations	(86,760)	(93,232)	(253,904)	(396,096)

Other Income / (Expense)
Interest income	-	-		-
Interest expense	(134,450)	(139,719)	(404,921)	(395,983)
Interest expense - related party	(119,652)	(119,105)	(356,351)	(377,143)
Other income	-	-	-	26,333
Total Other Income / (Expense)	(254,102)	(258,824)	(761,272)	(746,793)

Provision for Income Taxes	-	-	-	-

Net Loss	$(340,862)	$(352,056)	$(1,015,176)	$(1,142,889)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,878,852,823	6,583,852,824	6,804,383,959	6,583,852,824

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three months ended September 30, 2021 and 2020
(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, June 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,646,785)	$(534,575)	$(13,047,309)

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	(340,862)	-	(340,862)

Balance, September 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,987,647)	$(534,575)	$(13,388,171)

Balance, June 30, 2020 (Audited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,265,486)	$(534,575)	$(11,946,010)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	(352,056)	-	(352,056)

Balance, September 30, 2020 (Unaudited)	10,000,000	$100	-	$-	$6,583,852,824	$65,967	$70,787,984	$(82,617,542)	$(534,575)	$(12,298,066)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 2021 and 2020
(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the nine months ended September 30, 2021	-	-	-	-	-	-	-	(1,015,176)	-	(1,015,176)

Balance, September 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,987,647)	$(534,575)	$(13,388,171)

Balance, December 31, 2019	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	-	(1,142,889)	-	(1,142,889)

Balance, September 30, 2020 (Unaudited)	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,617,542)	$(534,575)	$(12,298,066)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended,
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net Loss	$(1,015,176)	$(1,142,889)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	60,000	-
Increase in prepaid expenses	-	-
Increase in accounts payable	20,773	62,871
Increase in accrued expenses	421,458	437,252
Increase in accrued expenses - related party	570,352	626,530
Net Cash Provided by (Used in) Operating Activities	57,407	(16,236)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	85,583	87,655
Repayment from stockholder loans / lines of credit	(124,843)	(71,453)
Net Cash Provided by (Used in) Financing Activities	(39,260)	16,202

Net Decrease in Cash	18,147	(34)

Cash at Beginning of Period	-	34

Cash at End of Period	$18,147	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$650

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of September 30, 2021 and December 31, 2020.

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

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30,	September 30,
	2021	2020

Convertible Debt (Exercise price - $0.0001 - $.000061/share)	117,980,324,264	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	118,230,324,264	118,230,324,264

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

(L) Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of September 30, 2021 and December 31, 2020, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	September 30, 2021				December 31, 2020
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative Liabilities	-	-	-	-	-	-	-	-

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

(P) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $7,955 and $0 for the nine months ended September 30, 2021 and 2020, respectively and $0 and $0 for the three months ended September 30, 2021, and 2020, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $83,987,647, stockholders’ deficit of $13,388,171 and working capital deficit of $13,388,171. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at September 30, 2021 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2021 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Line of credit- related party	$362,943	$402,203
Accrued interest - related party	1,542,099	1,185,747
Accrued expenses - related party	1,176,945	962,945
Convertible debt	$5,940,429	$6,160,429

Total current debt	$9,022,416	$8,711,324

Line of credit - related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2020	$402,203	4%
Borrowings during the nine months ended September 30, 2021	85,583	-
Accrued interest
Repayments	(124,843)	-
Balance – September 30, 2021	$362,943	4%

Accounts payable consists of the following:

	As of	As of
	September 30,	December 31,
	2021	2020

Accounts Payable	$835,012	$814,239

Total accounts payable	$835,012	$814,239

(A) Convertible Debt

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2020 Borrowings	$6,160,429	4%-12%
Conversions ($0.0008 per share)	(220,000)
Convertible Debt Balance as of September 30, 2021	$5,940,429

(D) Line of Credit - Related Party

During the nine months ended September 30, 2021, the principal stockholder has advanced $85,583 and accrued $11,698 in interest and was repaid $124,843. During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453.

The line of credit balance and accrued interest as of September 30, 2021 and December 31, 2020 is $408,821 and $436,373, respectively.

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

Stock Warrants

The Company had no outstanding and exercisable warrants as of September 30, 2021 and December 31, 2020.

Stock Options

The Company had no outstanding and exercisable stock options as of September 30, 2021 and December 31, 2020.

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

NOTE 7 SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the principal stockholder has advanced $5,890 and was repaid $6,897 under the terms of the line of credit.

After a final phase of due diligence completed on November 12, 2021, Max Sound discovered the assets claimed by Hende were indeed not directly owned. Since a deal was contingent on value and contacts that could be verified but ultimately proved unverifiable, we’ve gone in a different direction and terminated the acquisition. Because we couldn’t document Hende’s direct ownership, we are unable to completely any relationship mechanically.

Nonetheless, we established some presence in the relevant markets for the concept car that Max Sound was instrumental in creating. Max Sound has also sponsored Hende at the top 100 leaders in transportation event where the company was awarded for its innovative design. We intend to do a redesign including an upgraded audio solution for the supercar. The car will be a showcase for new technology that can be licensed to other manufacturers. We have no intention to be a manufacturer.

The resources to build this is expected to be available sometime in the first quarter. No further information can be provided at this time because we have yet to value in dollars and cents the investment of these projects or any future budgeting which will be refined and established in the first quarter 2022. Stay tuned.

We previously discussed our development of the precious minerals and metals database project in Africa as well as being negotiated elsewhere that we have named Inground Assets™. This is a paradigm shifting algorithm planned for introduction in Q-1, 2022 online as a Dutch Auction. Current versions contain and display some or all of the following data on command –

Historical repositories dating back to 100 years that produce bulletins documenting the exploration of precious minerals and metals, and catalog harvested minerals including what is still available in each mapping. Each country's rarest available minerals can be included as well, eg. antimony, tantalite, silver, uranium, emeralds, copper, tungsten, beryllium, and more as well as Location Mapping that identify specific areas with which minerals are still available for harvesting. Generatable short reports on every mineral will be available in each specific areas, precise coordinates of all available rare metals and minerals, which includes thousands of recommended targeted dig areas. All Location Mapping areas where Microchipped Raw Materials are reviewable. All tributaries, rivers, and dams in a country are digitized for quick use and analysis, including digitized mapping of mountains, roadways, and deposits of many rare metals and waterways.

On September 2, 2021, the honorable Judge Latham of the United States Bankruptcy Court Southern District of California, approved a global settlement in the Chapter's 11 and 7 bankruptcy filing (case number 20-01894) of Greg Halpern - Max Sound Founder and CEO. Although there are more motions and procedures still to be completed over the next few months, we believe this is an extremely positive outcome to our future. In addition, there are ongoing positive discussions with Google on their related claim that we expect to result in an outcome economically beneficial to the company and its founder.

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

ANYWHERE AUDIO CAN GO SO CAN MAX-D

MOBILE - Communication | Voice - Data | EntertainmentENTERTAINMENT

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

Hende Moto

After a final phase of due diligence completed on November 12, 2021, Max Sound discovered the assets claimed by Hende were indeed not directly owned. Since a deal was contingent on value and contacts that were unverifiable, we’ve gone in a different direction and terminated the acquisition. Because we couldn’t document Hende’s direct ownership, we are unable to complete any relationship mechanically.

Nonetheless, we established some presence in the relevant markets for the concept car that Max Sound was instrumental in creating. Max Sound has also sponsored Hende at the top 100 leaders in transportation event where the company was awarded for its innovative design. We intend to do a redesign including an upgraded audio solution for the supercar. The car will be a showcase for new technology that can be licensed to other manufacturers. We have no intention to be a manufacturer.

The resources to build this is expected to be available sometime in the first quarter. No further information can be provided at this time because we have yet to value in dollars and cents the investment of these projects or any future budgeting which will be refined and established in the first quarter 2022. Stay tuned.

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

Inground Assets™

We previously discussed our development of the precious minerals and metals database project in Africa as well as being negotiated elsewhere that we have named Inground Assets™. This is a paradigm shifting algorithm planned for introduction in Q-1, 2022 online as a Dutch Auction. Current versions contain and display some or all of the following data on command –

Historical repositories dating back to 100 years that produce bulletins documenting the exploration of precious minerals and metals, and catalog harvested minerals including what is still available in each mapping. Each country's rarest available minerals can be included as well, eg. antimony, tantalite, silver, uranium, emeralds, copper, tungsten, beryllium, and more as well as Location Mapping that identify specific areas with which minerals are still available for harvesting. Generatable short reports on every mineral will be available in each specific areas, precise coordinates of all available rare metals and minerals, which includes thousands of recommended targeted dig areas. All Location Mapping areas where Microchipped Raw Materials are reviewable. All tributaries, rivers, and dams in a country are digitized for quick use and analysis, including digitized mapping of mountains, roadways, and deposits of many rare metals and waterways.

Ongoing Discussions with Google

On September 2, 2021, the honorable Judge Latham of the United States Bankruptcy Court Southern District of California, approved a global settlement in the Chapter's 11 and 7 bankruptcy filing (case number 20-01894) of Greg Halpern - Max Sound Founder and CEO. Although there are more motions and procedures still to be completed over the next few months, we believe this is an extremely positive outcome to our future. In addition, there are ongoing positive discussions with Google on their related claim that we expect to result in an outcome economically beneficial to the company and its founder.

Results of Operations

For the three months ended September 30, 2021 and 2020.

Revenues: During the three months ended September 30, 2021, we realized $37,000 of revenues from our business. During the three months ended September 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2021 and 2020 was $37,000 or 100%.

General and Administrative Expenses: Our general and administrative expenses were $26,820 for the three months ended September 30, 2021 and $17,432 for the three months ended September 30, 2020, representing an increase of $9,388 or approximately 54%, as a result of an increase in the consulting expense and general operation of the Company.

Professional Fees: Our professional fees were $24,940 for the three months ended September 30, 2021 and $3,800 for the three months ended September 30, 2020, representing an increase of $21,140 or approximately 556%, the increase in professional fees was mostly attributable to legal fees.

Compensation: Our compensation expenses were $72,000 for the three months ended September 30, 2021 and $72,000 for the three months ended September 30, 2020, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Interest Expense: Interest expense decreased by $5,269 to $134,450 for the three month period ended September 30, 2021 from $139,719 for the three month period ended September 30, 2020. The decrease was primarily due to interest on convertible loans.

Interest Expense – Related Party: Interest expense – related party increased by $547 to $119,652 for the three month period ended September 30, 2021 from $119,105 for the three month period ended September 30, 2020. The increase was primarily due to interest on a related party Company loan.

Net Loss: The Company's net loss was $340,862 during the three months ended September 3, 2021 as compared to $352,056 for the three months ended September 30, 2020. The increase was primarily due to increase in operating expenses.

For the nine months ended September 30, 2021 and 2020.

Revenues: During the nine months ended September 30, 2021, we realized 288,000 of revenues from our business. During the nine months ended September 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarters ended September 30, 2021 and 2020 was $288,000 or 100% as a result of the licensing agreements entered into during the nine months ended September 30, 2021.

General and Administrative Expenses: Our general and administrative expenses were $258,630 for the nine months ended September 30, 2021 and $72,496 for the nine months ended September 30, 2020, representing an increase of $186,134 or approximately 257%, as a result of an increase in the consulting expense and general operation of the Company.

Professional Fees: Our professional fees were $67,274 for the nine months ended September 30, 2021 and $53,600 for the nine months ended September 30, 2020, representing an increase of $13,674 or approximately 26%, the increase in professional fees was mostly attributable to legal fees and expenses attributable to fees required in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $216,000 for the nine months ended September 30, 2021 and $270,000 for the nine months ended September 30, 2020, representing change of $54,000 or approximately 20%, as a result of our expensing of monthly compensation to our management and employees.

Interest Expense: Interest expense increased by $8,938 to $404,921 for the nine month period ended September 30, 2021 from $395,983 for the nine month period ended September 30, 2020. The increase was primarily due to interest on convertible loans.

Interest Expense – Related Party : Interest expense – related party decreased by $20,792 to $356,351 for the nine month period ended September 30, 2021 from $377,143 for the nine month period ended September 30, 2020. The decrease was primarily due to interest on a related party Company loan.

Net Loss: The Company's net loss was $1,015,176 during the nine months ended September 30, 2021 as compared to $1,142,889 for the nine months ended September 30, 2020. The decrease was primarily due to increase in licensing revenue during the nine months ended September 30, 2021 and offset by an increase in operating expenses.

Liquidity and Capital Resources

Revenues for the nine months ended September 30, 2021 and 2020, were $288,000 and $0, respectively. We have an accumulated deficit of $83,987,647 for the period from December 9, 2005 (inception) to September 30, 2021 and have positive cash flow from operations of $57,407 for the nine months ended September 30, 2021.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through September 30, 2021, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $5,940,429 outstanding as of September 30, 2021 and $6,160,429 for the year ended December 31, 2020, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances - Related Party

During the nine months ended September 30, 2021, the principal stockholder has advanced $85,583 and accrued $11,698 in interest and was repaid $124,843.

The line of credit balance and accrued interest as of September 30, 2021 is $408,821.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

We had $288,000 and $0 in revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

MAX SOUND CORPORATION (Registrant)

Date: November 22, 2021.	By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

