Form 10-Q/A
period 2021-09-30
Max Sound Corp
filed 2021-11-23
CIK 1353499

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Max Sound Corporation for the quarter ended September 30, 2021 filed on November 22, 2021 (the “Form 10-Q”) for the sole purpose of amending ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations, thereby correcting a typographical error in the description of Vibelt, in the company’s discussion of current partnerships under the heading Max-D Partnerships.

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

ViBelt

1. MAX-D has acquired ViBelt, ViBelt is the developer of issued patented (US 10,264,339 B2 Apr. 16, 2019) HAPTIC FEEDBACK wearable technology which provides users with vibrational force feedback that responds to the media input source for a vastly improved customer “4th Dimension” sensory experience, that simulates real movement in gaming, video (including movies) and music.

2. As of the end of Q-3, MAX-D was negotiating US Representation of one of the world's best rated Haptic Feedback Wearable devices, and as of November 19, the Company was finalizing said US Representation.

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

