Form 10-K
period 2021-12-31
Max Sound Corp
filed 2022-04-19
CIK 1353499

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of April 4, 2022 the registrant had 6,882,102,823 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

MAXD “The Secret Sauce”

The MAX-D Secret Sauce is an epic proprietary breakthrough and patented-process that uses advanced resynthesis to restore lost, compressed harmonics and bring true high definition (HD) live sound to digital media without affecting file size or energy consumption. Consumers have shown their love for MAX-D by previously downloading the MAX-D app from both app stores over a million times which occurred with an unprecedented zero marketing dollars campaign. A new Native App to all formats will be launched later in 2021 that will be greatly improved and is expected to generate significant revenue for MAX-D and its partners. Late summer and early fall of 2021 will feature the release of the cloud-based player version of MAX-D onto high traffic web platforms in mainstream Music, TV, Movies, eSports and Online Gaming with many of the brands consumers already know, use and pay for.

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
2
3
4
5

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
beatsaudio.
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

2. As of the end of Q-3, MAX-D was negotiating US Representation of one of the world's best rated Haptic Feedback Wearable devices, and as of November19, the Company was finalizing said US Representation.

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

ITEM 2. PROPERTIES.

Office Arrangements and Operational Activities

Our address of record at 3525 Del Mar Heights Road, #802, San Diego, CA 92130

ITEM 3. LEGAL PROCEEDINGS.

See NOTE 6 titled LITIGATION for information on Legal Proceedings.

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

Price
	High	Low
2021

First quarter	$.0135	$.0005
Second quarter	$.0079	$.0016
Third quarter	$.0025	$.0011
Fourth quarter	$.0018	$.0006

2020

First quarter	$.0002	$.00001
Second quarter	$.0001	$.00005
Third quarter	$.0002	$.00005
Fourth quarter	$.0011	$.0006

Holders

As of December 31, 2021, in accordance with our transfer agent records, we had 2612 record holders of our Common Stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

None.

Stock Option Grants

See NOTE 4 - STOCKHOLDERS’ EQUITY, Section 2(c)

Recent Sales of Unregistered Securities

On March 8, 2021, the Company entered into a conversion agreement executed by a note holder for 275,000,000 shares based on a conversion price of $0.0008 per share in exchange for $220,000 convertible loan balance.

On April 20, 2021, the Company issued 20,000,000 shares of its common stock with a fair value of $60,000 ($0.003 /share) based on the most recent market value.

See NOTE 3 - DEBT

See NOTE 5 - COMMITMENTS

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

On May 22, 2014, MAXD entered into a representation agreement with architect Eli Attia giving MAXD the exclusive rights to sue violators of Eli Attia’s intellectual property rights. While Eli Attia was teaching his invention at Google ☐, the project was internally valued by Google at $120 Billion USD a year. Since then, Flux has since been spun-out of Google ☐, funded and has quickly growing, upon information and belief, to over 800 employees according to one of its founders. MAXD, on behalf of Attia’s, have since filed suit against Google, Inc., Flux Factory, and various executives of these companies for misappropriation of trade secrets. Since this time, the Company has advanced the case(s) and has signed additional agreements with the inventor as late as February 21st, 2017 and with additional counsel in June 2020 to support the RICO claim.

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

Results of Operations

For the year ended December 31, 2021 and December 31, 2020:

Revenues: During the years ended December 31, 2021, we realized $288,000 of revenues from our business. During the year ended December 31, 2020, we realized $0 of revenues from our business. The change in revenues between the years ended December 31, 2021 and 2020 was $288,000 or 100% as a result of the licensing agreements entered into during the year ended December 31, 2021.

General and Administrative Expenses: Our general and administrative expenses were $284,774 for the year ended December 31, 2021 and $89,929 for the year ended December 30, 2020, representing an increase of $194,845 or approximately 217%,as a result of increase in the general operation of the Company including product development and marketing of our Max Sound Technology and a slight offset with a decrease in compensation expense.

Professional Fees: Our professional fees were $93,274 for the year ended December 31, 2021 and $59,200 for the year ended December 31, 2020, representing decrease of $34,074 or approximately 58%, as a result of ongoing litigation.

Compensation: Our compensation expenses were $288,000 for the year ended December 31, 2021 and $342,000 for the year ended December 31, 2020, representing a decrease of $54,000, or approximately 16%, as a result of decrease in our expensing of monthly compensation to our management and employees and options granted to the Company’s CFO.

Interest Expense: Interest expense increased by $4,906 to $540,607 for the year ended December 31, 2021 from $535,701 for the year ended December 31, 2020. The increase was primarily due to interest on loans.

Interest Expense – Related Party : Interest expense – related party decreased by $21,150 to $476,171 for the year ended December 31, 2021 from $497,321 for the year ended December 31, 2020. The decrease was primarily due to interest on a related party Company loan.

Net Loss: Our net loss for the year ended December 31, 2021 and 2020was $1,394,826 and $1,497,818, respectively. The increase was primarily due to increase in licensing revenue during the year ended December 31, 2021 and offset by an increase in operating expenses.

Liquidity and Capital Resources

Revenues for the twelve months ended December 31, 2021 and 2020, were $288,000 and $0, respectively. We have an accumulated deficit of $84,365,675 for the period from December 9, 2005 (inception) to December 31, 2021 and have cash flow provided by operations of $38,820 for the year ended December 31, 2021.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through December 31, 2021, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. For the past 16 months we have not conducted any capital raising activities.

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

In the year ended December 31, 2021, the Company issued no convertible notes and agreed with its only two debt holders to eliminate all of the moving conversion rights until the S.E.C rightfully enforces Regulation Sho to restore the Company’s equity stolen by Knight Securities and other bad market actors who continue unimpeded in their daily illegal naked short selling of the Company’s shares and in absolute and direct violation of the existing law.

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

During the year ended December 31, 2021, the principal stockholder has advanced $93,173 and accrued $15,371 in interest and was repaid $132,040.

During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453.

The line of credit balance and accrued interest as of December 31, 2021 and December 31, 2020 is $412,888 and $436,373, respectively.

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

We had $288,000 and $0 in revenue for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAX SOUND CORPORATION

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER 31, 2021 and 2020.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020.

PAGES	F-7	NOTES TO FINANCIAL STATEMENTS.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Max Sound Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Max Sound, Corp. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has generated $288,000 in revenues during the current year under audit and sustained a net loss of $1,394,826 for the year under audit and has accumulated losses of $84,367,297. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2020.

Denver, Colorado April 14, 2022

PCAOB ID 6778

blaze@griesandassociates.com 501 S. Cherry Street Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Max Sound Corporation

April 15, 2022,

AJ Robbins CPA LLC

246 Cook St

Denver, CO 80206

Gentlemen:

In connection with your examination of the financial statements of Max Sound Corporation report dated March 8, 2021, and for the purposes of expressing an opinion as to whether the financial statements present fairly the financial position, results of operations, and cash flows, we confirm to the best of our knowledge and belief the following representations made to you from the date of your examination to the current consent date April 15, 2022. No events have occurred, other than those reflected or disclosed in the Annual Report form 10K, that would have a material effect on the audited financial statements included therein or that should be disclosed in order to keep those statements from being misleading.

We have served as the Company’s auditor since 2019

Denver, Colorado

March 8, 2021

Max Sound Corporation

Balance Sheets

ASSETS

	December 31, 2021	December 31, 2020

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$863,061	$814,239
Cash overdraft	47	-
Accrued expenses	2,870,458	2,307,806
Accrued expenses - related party	2,910,864	2,148,692
Judgement payable	819,626	819,626
Line of credit - related party	363,336	402,203
Convertible note payable	5,940,429	6,160,429
Total Current Liabilities	13,767,821	12,652,995

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,878,852,823 and 6,583,852,824 shares issued and outstanding, respectively	70,717	65,967
Additional paid-in capital	71,063,234	70,787,984
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(84,367,297)	(82,972,471)
Total Stockholders' Deficit	(13,767,821)	(12,652,995)

Total Liabilities and Stockholders' Deficit	$0	$0

See accompanying notes to the financial statements.

Max Sound Corporation

Statements of Operations

	For the Years Ended,
	December 31, 2021	December 31, 2020

Revenue	$288,000	$-

Operating Expenses
General and administrative	284,774	89,929
Professional fees	93,274	59,200
Compensation	288,000	342,000
Total Operating Expenses	666,048	491,129

Loss from Operations	(378,048)	(491,129)

Other Income / (Expense)
Interest expense	(540,607)	(535,701)
Interest expense - related party	(476,171)	(497,321)
Other income	-	26,333
Total Other Income / (Expense)	(1,016,778)	(1,006,689)

Provision for Income Taxes	-	-

Net Loss	$(1,394,826)	$(1,497,818)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year Basic and Diluted	6,804,383,959	6,583,852,824

See accompanying notes to the financial statements.

Max Sound Corporation

Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the year ended December 31, 2021	-	-	-	-	-	-	-	(1,394,826)	-	(1,394,826)

Balance, December 31, 2021	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(84,367,297)	$(534,575)	$(13,767,821)

Balance, December 31, 2019	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(81,474,653)	$(534,575)	$(11,155,177)

Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	(1,497,818)	-	(1,497,818)

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

See accompanying notes to the financial statements.

Max Sound Corporation

Statements of Cash Flows

	For the Years Ended,
	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:
Net Loss	$(1,394,826)	$(1,497,818)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	60,000	-
Increase in accounts payable	48,822	78,400
Increase in accrued expenses	562,652	582,474
Increase in accrued expenses - related party	762,172	818,708
Net Cash Provided by (Used in) Operating Activities	38,820	(18,236)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	93,173	89,655
Repayment from stockholder loans / lines of credit	(132,040)	(71,453)
Cash overdraft	47	-
Net Cash Provided by (Used in) Financing Activities	(38,820)	18,202

Net Decrease in Cash	-	(34)

Cash at Beginning of Year	-	34

Cash at End of Year	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$650

CASH AS PER BS	0	0

DIFFERENCE	0

See accompanying notes to the financial statements.

Max Sound Corporation

Financial Position

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, and December 31, 2020, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of December 31, 2021 and December 31, 2020.

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

The computation of basic and diluted loss per share for the years ended December 31, 2021 and 2020, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31,	December 31,
	2021	2020

Convertible Debt (Exercise price - $0.0001 - $0.000061/share)	10,663,523,277	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	10,913,523,277	118,230,324,264

The Company’s obligations to issue shares upon conversion of its outstanding convertible notes, the exercise of stock options and warrants and conversion of its preferred stock (the “Convertible Instruments”) at current market prices for its common stock exceeds by the 7,792,376,100 authorized but unissued shares of Common Stock as of the date of this report (the “Potentially Issuable Shares”). While it is uncertain whether the Company would receive requests to issue all of the Potentially Issuable Shares and the number of such shares fluctuates based on the market price of the Company’s common stock, the Company may increase the number of its authorized shares of common stock or effectuate a recapitalization, or a combination of both, in order to make available additional shares of its Common Stock for the Potentially Issuable Shares. Such action would require shareholder approval. Until such time as the Company has a sufficient number of shares of its Common Stock for issuance to cover the Potentially Issuable Shares, the Company could be subject to penalties and damages to the holders of the Convertible Instruments in the event it does not deliver the Potentially Issuable Shares upon request by a holder of the Convertible Instruments. Furthermore, the lack of available shares of common stock may be deemed a default under one or more of the Convertible Instruments.

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

	2021	2020

Deferred tax liability:	$—	$—
Deferred tax asset
Temporary differences
Net operating loss carryforward	11,200,225	10,814,839
Valuation allowance	(11,200,225)	(10,814,839)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2021	2020
Expected income tax recovery (expense) at the statuary rate of 27.64%	$(385,474)	$(413,938)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	89	405
Tax effect of differences in the timing of deductibility of items for income tax purposes:	-	-
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	385,385	413,533
Provision for income taxes	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2038.

The net change in the valuation allowance for the year ended December 31, 2021 and 2020 was an increase  of $385,386 and $413,533, respectively.

The components of income tax expense related to continuing operations are as follows:

	2021	2020
Federal
Current	$—	$—
Deferred	—	—
	$—	$—
State and Local
Current	$—	$—
Deferred	—	—

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2021 and December 31, 2020, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

December 31, 2021				December 31, 2020
Fair Value Measurement Using				Fair Value Measurement Using
Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
-	-	-	-	-	-	-	-

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

(P) Advertising

Advertising costs are expensed as incurred. These costs are included in direct operating & occupancy expenses and totaled $7,955 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $84,367,297, stockholders’ deficit of $13,767,821 and working capital deficit of $13,767,821. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure.The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2021 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2021 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	December 31,	December 31,
	2021	2020
Line of credit- related party	$363,336	$402,203
Accrued interest - related party	1,661,919	1,185,747
Accrued expenses - related party	1,248,945	962,945
Convertible debt	$5,940,429	$6,160,429

Total current debt	$9,214,629	$8,711,324

Line of credit - related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate
Balance - December 31, 2020	$402,203	4%
Borrowings during the year ended December 31, 2021	93,173	-
Repayments	(132,040)	-
Balance – December 31, 2021	$362,943	4%

Accounts payable consists of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

Accounts Payable	$863,061	$814,239

Total accounts payable	$863,061	$814,239

(A) Convertible Debt

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2020 Borrowings	$6,160,429	4%-12%
Conversions ($0.0008 per share)	(220,000)
Convertible Debt Balance as of December 31, 2021	$5,940,429

(D) Line of Credit - Related Party

During the year ended December 31, 2021, the principal stockholder has advanced $93,173 and accrued $15,371 in interest and was repaid $132,040.

During the year ended December 31, 2020, the principal stockholder has advanced $89,655 and accrued $15,698 in interest and was repaid $71,453.

The line of credit balance and accrued interest as of December 31, 2021 and December 31, 2020 is $412,888 and $436,373, respectively.

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

Stock Warrants

The Company had no outstanding and exercisable warrants as of December 31, 2021 and December 31, 2020.

Stock Options

The Company had no outstanding and exercisable stock options as of December 31, 2021 and December 31, 2020.

NOTE 5 COMMITMENTS AND CONTINGENCIES

On March 4, 2021, the Company signed a 10-year exclusive licensing agreement with TIP Solutions (Licensee) to implement the MAXD HD Audio Source Code into their mobile phone app and platforms. The Licensee was granted an exclusive license of MAX-D HD audio technology for an annual payment of $100,000 or $25,000 paid quarterly for up to 10 years.

The agreement also calls for a license fee split in the event the following occurs:

5.	If Licensor is TIP - 20% of total license revenue received by TIP will be paid to Max Sound within 30 days of such receipts.

6.	If the Licensor is Max Sound and combined with TIP Solutions Smart Call Assistant, 20% of total license revenue received by Max Sound will be paid to TIP within 30 days.

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

The agreement also calls for a license fee split in the event the following occurs:

1.	If Licensor is Formula 4 Protocol - 20% of total license revenue received by Formula 4 Protocol will be paid to Max Sound within 30 days of such receipts.

2.	If the Licensor is Max Sound and combined with Formula 4 Protocol, 20% of total license revenue received by Max Sound will be paid to Formula 4 Protocol within 30 days.

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

NOTE 7 SUBSEQUENT EVENTS

On December 13, 2021, the company entered into an exclusive Sales, Marketing and Distribution Partnership Agreement to work in an enterprise known as InGroundAssets in partnership with Jose Ignacio Natera Ramirez.  The Company acquired certain rights to assets that can be harvested in Mexico in exchange for 300 million shares of the Company.  As of the date of this filing, this agreement has not been finalized and the shares have not yet been issued.

On February 11, 2022, the Company issued two convertible promissory notes in the amount of $15,000 each. The note carries a rate of 6% and is due on August 11, 2022. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at a 50% discount to market priced at the average of five previous trading days.

Item 9. Changes in and disagreements with Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

(a Evaluation of Disclosure Controls and Procedures The company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, management concluded that the company’s disclosure controls and procedures were effective as of December 31, 2021.

(b) Management’s Report on Internal Control Over Financial Reporting The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2021.

The Company is not required to file an ICFR with an independent registered public accounting firm.

(c) Changes in Internal Control Over Financial Reporting During the quarter ended December 31, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On March 25, 2020, John Blaisure was terminated. Greg Halpern took on the duties of President and Chief Executive Officer.

Our executive officers and directors and their respective ages are as follows:

NAME	AGE	POSITION

Greg Halpern	62	Chairman, President, Chief Executive Officer & Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Greg Halpern, Chairman, President, Chief Executive Officer, CFO & Founder

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2021.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2021, and 2020 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE.

Name and				Stock	Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Greg Halpern, CFO
	2021	288,000					288,000
	2020	288,000	0	0	0	0	288,000
John Blaisure,
CEO	NONE
CEO	2020	54,000	0	0	0	0	54,000

Outstanding Equity Interests

The following table sets forth information concerning outstanding stock options for each named executive officer as of December 31, 2021.

Outstanding Option Awards at Fiscal Year-End

None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2021 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

On March 26, 2020, there were 6,583,852,824 issued and outstanding shares of common stock. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to the shares listed.

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

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $28,500, and $51,200, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021 and 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $0, and $0, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2021 and 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

All Exhibits in calendar year 2021 associated with all prior Form 10 filings are incorporated herein by reference.

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

Date: April 18, 2022

MAX SOUND CORPORATION (Registrant)

By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

