Form 10-Q
period 2022-03-31
Max Sound Corp
filed 2022-05-25
CIK 1353499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 22, 2022, the registrant had 7,355,436,156 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

PART I FINANCIAL INFORMATION

MAX SOUND CORPORATION

Max Sound Corporation
Condensed Balance Sheets

ASSETS

	March 31, 2022	December 31, 2021
	(UNAUDITED)

Current Assets
Cash	$389	$-
Total Assets	$389	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$887,488	$863,061
Cash overdraft	-	47
Accrued expenses	3,009,519	2,870,458
Accrued expenses - related party	3,100,072	2,910,864
Judgement payable	819,626	819,626
Line of credit - related party	342,080	363,336
Convertible note payable	5,990,429	5,940,429
Total Current Liabilities	14,149,214	13,767,821

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, No shares issued and outstanding	-	-
Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000, 000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 6,878,852,823 and 6,878,852,823 shares issued and outstanding, respectively	70,717	70,717
Additional paid-in capital	71,063,234	71,063,234
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(84,748,301)	(84,367,297)
Total Stockholders' Deficit	(14,148,825)	(13,767,821)

Total Liabilities and Stockholders' Deficit	$389	$0

 See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2022	March 31, 2021

Revenue	$-	$251,000

Operating Expenses
General and administrative	39,543	18,161
Professional fees	18,700	4,000
Compensation	72,000	72,000
Total Operating Expenses	130,243	94,161

Loss from Operations	(130,243)	156,839

Other Income / (Expense)
Interest expense	(133,553)	(136,031)
Interest expense - related party	(117,208)	(117,689)
Total Other Income / (Expense)	(250,761)	(253,720)

Provision for Income Taxes	-	-

Net Loss	$(381,004)	$(96,881)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	6,804,383,959	6,657,186,156

 See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 2022 and 2021
(UNAUDITED)

	Series A						Additional			Total
	Preferred Stock		Preferred stock		Common stock		paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2021	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(84,367,297)	$(534,575)	$(13,767,821)

Net loss for the quarter ended March 31, 2022	-	-	-	-	-	-	-	(381,004)	-	(381,004)

Balance, March 31, 2022 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(84,748,301)	$(534,575)	$(14,148,825)

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(96,881)	-	(96,881)

Balance, March 31, 2021 (Unaudited)	10,000,000	$100	-	$-	6,858,852,824	$68,717	$71,005,234	$(83,069,352)	$(534,575)	$(12,529,876)

 See accompanying notes to condensed unaudited financial statements

Max Sound Corporation
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net Loss	$(381,004)	$(96,881)
Adjustments to reconcile net loss to net cash used in operations
Increase in accounts payable	24,427	11,925
Increase in accrued expenses	139,061	141,541
Increase in accrued expenses - related party	189,208	189,690
Net Cash Provided by (Used in) Operating Activities	(28,308)	246,275

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	8,334	4,000
Repayment from stockholder loans / lines of credit	(29,590)	-
Cash overdraft	(47)	-
Proceeds from issuance of convertible note	50,000	-
Net Cash Provided by (Used in) Financing Activities	28,697	4,000

Net Decrease in Cash	389	250,275

Cash at Beginning of Period	-	-

Cash at End of Period	$389	$250,275

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

 See accompanying notes to condensed unaudited financial statements

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

These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 19, 2022.

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022, and December 31, 2021, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of March 31, 2022 and December 31, 2021.

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

The computation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31,	March 31,
	2022	2021

Convertible Debt (Exercise price - $0.0001 - $0.000061/share)	10,663,523,277	117,980,324,264
Series A Convertible Preferred Shares ($0.01/share)	250,000,000	250,000,000

Total	10,913,523,277	118,230,324,264

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

(J) Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of March 31, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the statement of operations.

(K) Business Segments

The Company operates in one segment and therefore no segment information is not presented.

(L) Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted the guidance under ASU 2020-06 on January 1, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of March 31, 2022 and December 31, 2021, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

March 31, 2022				December 31, 2021
Fair Value Measurement Using					Fair Value Measurement Using
Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
-	-	-	-	-	-	-	-

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $84,748,301, stockholders’ deficit of $14,148,825 and working capital deficit of $14,148,825. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at December 31, 2021 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2022 without additional sources of cash. The Company continues to explore various financing alternatives, including debt and equity financings and strategic partnerships, as well as trying to generate revenue. However, at this time, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected, and the Company may not be able to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:
	As of	As of
	March 31,	December 31,
	2022	2021
Line of credit- related party	$342,080	$363,336
Accrued interest - related party	1,779,127	1,661,919
Accrued expenses - related party	1,320,945	1,248,945
Convertible debt	$5,990,429	$5,940,429

Total current debt	$9,432,581	$9,214,629

Line of credit - related party
Line of credit with the principal stockholder consisted of the following activity and terms:
	Principal	Interest Rate
Balance - December 31, 2021	$363,336	4%
Borrowings during the three months ended March 31, 2022	8,334	-
Repayments	(29,590)	-
Balance – March 31, 2022	$342,080	4%

Accounts payable consists of the following:
	As of	As of
	March 31,	December 31,
	2022	2021

Accounts Payable	$887,488	$863,061

Total accounts payable	$887,488	$863,061

(A) Convertible Debt

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2021	$5,940,429	4%-12%
Borrowing	50,000	6%-8%
Convertible Debt Balance as of March 31, 2022	$5,990,429	4%-12%

On March 28, 2022, the Company issued a convertible promissory note in the amount of $5,000.  The note carries a rate of 8% and is due on September 28, 2022. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at a fixed rate.

On March 1, 2022, the Company issued a convertible promissory note in the amount of $15,000.  The note carries a rate of 8% and is due on September 1, 2022. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at a fixed rate.

On February 11, 2022, the Company issued two convertible promissory notes in the amount of $15,000 each. The note carries a rate of 6% and is due on August 11, 2022. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at a fixed rate.

(D) Line of Credit - Related Party

During the three months ended March 31, 2022, the principal stockholder has advanced $8,334 and accrued $3,586 in interest and was repaid $29,590.

The line of credit balance and accrued interest as of March 31, 2022 and December 31, 2021 is $342,080 and $363,336, respectively.

NOTE 4 STOCKHOLDERS’ DEFICIT

Common Stock

On April 20, 2021, the Company issued 20,000,000 shares of its common stock with a fair value of $60,000 ($0.003 /share) based on the most recent market value.

Stock Warrants

The Company had no outstanding and exercisable warrants as of March 31, 2022 and December 31, 2021.

Stock Options

The Company had no outstanding and exercisable stock options as of March 31, 2022 and December 31, 2021.

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

On April 8, 2022, the Company entered into a conversion agreement executed by a note holder for 473,333,333 shares based on a conversion price of $0.00045 per share in exchange for $213,000 convertible loan balance.

On April 11, 2022, the Company issued a convertible promissory note in the amount of $15,000.  The note carries a rate of 8% and is due on October 11, 2022. The note further contains a provision that the lender may convert any part of the note, including accrued interest, that is unpaid into the Company’s common stock at a fixed rate.

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
LOUDER IS NOT BETTER!
BETTER! IS BETTER!

MAX-D HAS ENDLESS APPLICATIONS
Your Kitchen
Your Radio
Your Car
Your Phone
MAX-D audio is everywhere
Your TV
Your Home
Endless Possibilities
Your Bathroom
Your Office

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

ANYWHERE AUDIO CAN GO SO CAN MAX-D

MOBILE - Communication | Voice – Data | Entertainment

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

MAX-D Partnerships –

The Movie Studio (OTTC – MVES)

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

Results of Operations

For the three months ended March 31, 2022 and 2021.

Revenues: During the three months ended March 31, 2022 , we realized $0 of revenues from our business. During the three months ended March 31, 2021, we realized $251,000 of revenues from our business. The change in revenues between the quarter ended March 31, 2022 and 2021 was a decrease of $251,000 or 100% as a result of the licensing agreements entered into during the three months ended March 31, 2021.

General and Administrative Expenses: Our general and administrative expenses were $39,543 for the three months ended March 31, 2022 and $18,161 for the three months ended March 31, 2021, representing an increase of $21,382 or approximately 118%, as a result of an increase in the general operation of the Company.

Professional Fees: Our professional fees were $18,700 for the three months ended March 31, 2022 and $4,000 for the three months ended March 31, 2021, representing an increase of $14,700 or approximately 368%, an increase in professional fees was mostly attributable to fees attributable in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $72,000 for the three months ended March 31, 2022 and $72,000 for the three months ended March 31, 2021, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: The Company's net loss from operations was $381,004 during the three months ended March 31, 2022 as compared to $96,881 for the three months ended March 31, 2021. The increase was primarily due to decrease in licensing revenue during the three months ended March 31, 2022, and an increase in operating expenses

Liquidity and Capital Resources

Revenues for the three months ended March 31, 2022 and 2021, were $0 and $251,000 respectively. We have an accumulated deficit of $84,748,301 for the period from December 9, 2005 (inception) to March 31, 2022 and cash used in operations of $28,308 for the three months ended March 31, 2022.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through March 31, 2022, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $5,990,429 outstanding as of March 31, 2022 and $5,940,429 for the year ended December 31, 2021, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances – Related Party

During the three months ended March 31, 2022, the principal stockholder has advanced $8,334 and accrued $3,586 in interest and was repaid $29,590.

The line of credit balance and accrued interest as of March 31, 2022 is $411,379.

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

We had $0 and $251,000 in revenue for the ended March 31, 2022 and 2021, respectively.

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

MAX SOUND CORPORATION
(Registrant)

Date: May 23, 2022	By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

