Form 10-Q
period 2022-06-30
Max Sound Corp
filed 2022-08-31
CIK 1353499

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission file number 000-51886

MAX SOUND CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3534190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3525 Del Mar Heights Road #802, San Diego, CA 92130

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

As of August 30, 2022, the registrant had 7,828,769,489 shares, par value $0.00001 per share, of common stock issued and outstanding.

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

Max Sound Corporation

Condensed Balance Sheets

ASSETS

	June 30, 2022	December 31, 2021
	(UNAUDITED)

Total Assets	$56	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$890,488	$863,061
Cash overdraft	-	47
Accrued expenses	3,147,765	2,870,458
Accrued expenses - related party	3,290,311	2,910,864
Judgement payable	819,626	819,626
Line of credit - related party	334,816	363,336
Convertible note payable	5,792,429	5,940,429
Total Current Liabilities	14,275,435	13,767,821

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
No shares issued and outstanding	-	-

Series, A Convertible Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding, respectively	100	100
Common stock, $0.00001 par value; 10,000,000,000 shares authorized, 7,352,186,157 and 6,878,852,823 shares issued and outstanding, respectively	75,450	70,717
Additional paid-in capital	71,271,501	71,063,234
Treasury stock	(534,575)	(534,575)
Accumulated deficit	(85,087,855)	(84,367,297)
Total Stockholders' Deficit	(14,275,379)	(13,767,821)

Total Liabilities and Stockholders' Deficit	$56	$0

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statements of Operations

(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$-	$-	$-	$251,000

Operating Expenses
General and administrative	8,077	213,649	47,620	231,810
Professional fees	8,500	38,334	27,200	42,334
Compensation	72,000	72,000	144,000	144,000
Total Operating Expenses	88,577	323,983	218,820	418,144

Loss from Operations	(88,577)	(323,983)	(218,820)	(167,144)

Other Income / (Expense)
Interest expense	(132,738)	(134,440)	(266,291)	(270,471)
Interest expense - related party	(118,239)	(119,010)	(235,447)	(236,699)
Total Other Income / (Expense)	(250,977)	(253,450)	(501,738)	(507,170)

Provision for Income Taxes	-	-	-	-

Net Loss	$(339,554)	$(577,433)	$(720,558)	$(674,314)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year Basic and Diluted	7,315,775,900	66,866,808,624	7,098,521,331	6,766,532,381

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statement of Changes in Stockholders' Deficit

For the three and six months ended June 30, 2022 and 2021

(UNAUDITED)

	Series A
	Preferred Stock		Preferred stock		Common stock		Additional			Total
							paid-in	Accumulated	Treasury	Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Stock	Deficit

Balance, December 31, 2021	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(84,367,297)	$(534,575)	$(13,767,821)

Common stock issued in exchange for note payable ($0.00045/sh)	-	-	-	-	473,333,333	4,733	208,267	-	-	213,000

Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	(720,558)	-	(720,558)

Balance, June 30, 2022 (Unaudited)	10,000,000	$100	-	$-	7,352,186,157	$75,450	$71,271,501	$(85,087,855)	$(534,575)	$(14,275,379)

Balance, March 31, 2022 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,714	$71,063,234	$(84,748,301)	$(534,575)	$(14,148,825)

Common stock issued in exchange for note payable ($0.00045/sh)	-	-	-	-	473,333,333	4,733	208,267	-	-	213,000

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(339,554)	-	(339,554)

Balance, June 30, 2022 (Unaudited)	10,000,000	$100	-	$-	7,352,186,157	$75,447	$71,271,501	$(85,087,855)	$(534,575)	$(14,275,379)

Balance, December 31, 2020	10,000,000	$100	-	$-	6,583,852,824	$65,967	$70,787,984	$(82,972,471)	$(534,575)	$(12,652,995)

Common stock issued in exchange for note payable ($0.0008/sh)	-	-	-	-	275,000,000	2,750	217,250	-	-	220,000

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the six months ended June 30, 2021	-	-	-	-	-	-	-	(674,314)	-	(674,314)

Balance, June 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,646,785)	$(534,575)	$(13,047,309)

Balance, March 31, 2021 (Unaudited)	10,000,000	$100	-	$-	6,858,852,824	$68,717	$71,005,234	$(83,069,352)	$(534,575)	$(12,529,876)

Common stock issued for services ($0.003/sh)	-	-	-	-	20,000,000	2,000	58,000	-	-	60,000

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(577,433)	-	(577,433)

Balance, June 30, 2021 (Unaudited)	10,000,000	$100	-	$-	6,878,852,824	$70,717	$71,063,234	$(83,646,785)	$(534,575)	$(13,047,309)

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Condensed Statements of Cash Flows

(UNAUDITED)

	For the Six Months Ended,
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:
Net Loss	$(720,558)	$(674,314)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	60,000
Increase in prepaid expenses	-	(3,000)
Increase in accounts payable	27,427	8,847
Increase in accrued expenses	277,307	281,499
Increase in accrued expenses - related party	379,447	378,700
Net Cash Provided by (Used in) Operating Activities	(36,377)	51,732

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from stockholder loans / lines of credit	11,520	61,485
Repayment from stockholder loans / lines of credit	(40,040)	(112,143)
Cash overdraft	(47)	-
Proceeds from issuance of convertible note	65,000	-
Net Cash Provided by (Used in) Financing Activities	36,433	(50,658)

Net Increase in Cash	56	1,074

Cash at Beginning of Period	-	-

Cash at End of Period	$56	$1,074

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conversion of convertible debt	$213,000	$-

See accompanying notes to condensed unaudited financial statements

Max Sound Corporation

Financial Position

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Max Sound Corporation (the “Company”) was incorporated in Delaware on December 9, 2005, under the name 43010, Inc. The Company’s business operations are focused primarily on developing and launching audio technology software.

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

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(D) Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022, and December 31, 2021, the Company had no cash equivalents.

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

(G) Concentration of Credit Risk

The Company at times has had cash in banks in excess of FDIC insurance limits. The Company had $0 in excess of FDIC insurance limits as of June 30, 2022 and December 31, 2021.

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

The computation of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021, excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

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

Management has evaluated and concluded that there are no material tax positions requiring recognition in the Company’s unaudited condensed consolidated financial statements as of June 30, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s, 2019, 2020, and 2021 tax returns remain open for audit for Federal and State taxing authorities.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of June 30, 2022 and December 31, 2021, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2022				December 31, 2021
Fair Value Measurement Using					Fair Value Measurement Using
Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
-	-	-	-	-	-	-	-

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

(O) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has an accumulated deficit of $85,087,855 stockholders’ deficit of $14,275,379 and working capital deficit of $14,275,379. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

NOTE 3 DEBT AND ACCOUNTS PAYABLE

Debt consists of the following:

	As of	As of
	June 30,	December 31,
	2022	2021
Line of credit- related party	$334,816	$363,336
Accrued interest - related party	1,897,366	1,661,919
Accrued expenses - related party	1,392,945	1,248,945
Convertible debt	$5,792,429	$5,940,429

Total current debt	$9,417,556	$9,214,629

Line of credit - related party

Line of credit with the principal stockholder consisted of the following activity and terms:

	Principal	Interest Rate

Balance - December 31, 2021	$363,336	4%
Borrowings during the six months ended June 30, 2022	11,520	-
Repayments	(40,040)	-
Balance – June 30, 2022	$334,816	4%

Accounts payable consists of the following:

	As of	As of
	June 30,	December 31,
	2022	2021

Accounts Payable	$890,488	$863,061

Total accounts payable	$890,488	$863,061

(A) Convertible Debt

On December 20, 2019, the Company removed the variable component and penalties related to its convertible debt and made it a fixed price.

Convertible debt consisted of the following activity and terms:

Convertible Debt Balance as of December 31, 2021	$5,940,429	4%-12%
Repayments	(213,000)
Borrowing	65,000	6%-8%
Convertible Debt Balance as of June 30, 2022	$5,792,429	4%-12%

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

(D) Line of Credit - Related Party

During the six months ended June 30, 2022, the principal stockholder has advanced $11,520 and accrued $6,941 in interest and was repaid $40,040.

The line of credit balance and accrued interest as of June 30, 2022 and December 31, 2021 is $391,682 and $363,336, respectively.

NOTE 4 STOCKHOLDERS’ DEFICIT

Common Stock

On April 8, 2022, the Company entered into a conversion agreement executed by a note holder for 473,333,333 shares based on a conversion price of $0.00045 per share in exchange for $213,000 convertible loan balance.

On April 20, 2021, the Company issued 20,000,000 shares of its common stock with a fair value of $60,000 ($0.003 /share) based on the most recent market value.

Stock Warrants

The Company had no outstanding and exercisable warrants as of June 30, 2022 and December 31, 2021.

Stock Options

The Company had no outstanding and exercisable stock options as of June 30, 2022 and December 31, 2021.

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

On March 23, 2021, the Company received a $150,000 payment from the Licensee.

NOTE 6 LITIGATION

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Even though the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company’s primary patent to itself. The parties had begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018. On June 1, 2018, Adli filed a motion for summary judgment on numerous issues.

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

On September 2, 2021, the honorable Judge Latham of the United States Bankruptcy Court Southern District of California, approved a global settlement in the Chapter’s 11 and 7 bankruptcy filing (case number 20-01894) of Greg Halpern - Max Sound Founder and CEO. Although there are more motions and procedures still to be completed over the next few months, we believe this is an extremely positive outcome to our future. In addition, there are ongoing positive discussions with Google on their related claim that we expect to result in an outcome economically beneficial to the company and its founder.

On June 1, 2016, the Company was named as a defendant in an action filed in the Superior Court of the State of California, County of Los Angeles – Central District, captioned Adli Law Group, PC v. Max Sound Corporation (Case No. BC621886). Plaintiff alleges two causes of action for Breach of Contract and a cause of action for Common Counts, all arising out of the Company’s alleged failure to pay for Plaintiff’s legal services. Even though the Company was never served with the Complaint, default was entered against the Company. The Default has been set aside and the Company has responded to the Complaint with an Answer and Cross-Complaint for Breach of Contract, Professional Negligence, Breach of Fiduciary Duty, Conversion, and Fraud, due to the fact, that among other things, Adli Law reassigned the Company’s primary patent to itself. The parties had begun the discovery phase of the litigation and the Judge had set a status hearing for January 19, 2018. On June 1, 2018, Adli filed a motion for summary judgment on numerous issues.  On September 6, 2018, The court provided a summary default judgment in favor of Adli one day before Max Sound obtained a revivor.

No assurance can be given as to the ultimate outcome of these actions or their effect on the Company however the Company is confident it will receive a reversal in of the Summary Judgment and ultimately succeed in its cross complaint against the Adli Firm.

On September 2, 2021, the United States Bankruptcy Court Southern District of California, approved a global settlement in the Chapter’s 11 and 7 bankruptcy filing (case number 20-01894) of Greg Halpern - Max Sound Founder and CEO. The Court Granted Discharge on March 13, 2022.

One new item substantial in our 8K later this week will positively alter our entire legal future in the best possible way.

NOTE 7 SUBSEQUENT EVENTS

On December 13, 2021, the company entered into an exclusive Sales, Marketing and Distribution Partnership Agreement to work in an enterprise known as InGroundAssets in partnership with Jose Ignacio Natera Ramirez. The Company acquired certain rights to assets that can be harvested in Mexico in exchange for 300 million shares of the Company. An 8K will be filed no later than the current week of this filing demonstrating that the first income payment of five figures and second payment of six figures expected by quarter end from our Partnership for certain additional income will represent the success beginning in the InGroundAssets program.

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

MAX-D BENEFITS:

·	Increases dynamic range, eliminates destructive effects of audio compression with no increase in file size or transmission bandwidth

·	High-resolution audio reproduction with an omni-directional sound field using only two speakers

·	“Real” three-dimensional sound field, versus artificial sound field created by competing technologies

·	More realistic “live performance” quality of all recordings with optimal dynamic range, bass response and overall clarity

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

Throughout history, we have attempted to capture, enhance and reproduce audio. During past century almost every generation has used a different audio delivery system and player reproduce audio. Some advancements in “Audio” were superior and some were sub-par, most were more convenient but often had inferior quality.

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

Tip Solutions

1. ABOUT TIP SOLUTIONS, INC. (TIP)

TIP Solutions is a transformative market innovator providing cutting edge applications now becoming accessible by Android Smartphone users worldwide. TIP is committed to change the way the world uses, manages and answers billions of mobile devices by providing unique phone functionality enabling rapid responses, improved productivity, with refined and effective communication, that match today’s constantly accelerating technological advances.

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

Results of Operations

For the three months ended June 30, 2022 and 2021.

Revenues: During the three months ended June 30, 2022 , we realized $0 of revenues from our business. During the three months ended June 30, 2021, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2022 and 2021 was a decrease of $0 or 0% as a result of the licensing agreements entered into during the three months ended June 30, 2021.

General and Administrative Expenses: Our general and administrative expenses were $8,077 for the three months ended June 30, 2022 and $213,649 for the three months ended June 30, 2021, representing a decrease of $205,572 or approximately 96%, as a result of an decrease in the general operation of the Company.

Professional Fees: Our professional fees were $8,500 for the three months ended June 30, 2022 and $38,334 for the three months ended June 30, 2021, representing a decrease of $29,834 or approximately 78%, a decrease in professional fees was mostly attributable to fees attributable in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $72,000 for the three months ended June 30, 2022 and $72,000 for the three months ended June 30, 2021, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: The Company’s net loss from operations was $339,554 during the three months ended June 30, 2022 as compared to $577,433 for the three months ended June 30, 2021. The increase was primarily due to decrease in licensing revenue during the three months ended June 30, 2022, and a decrease in operating expenses.

For the six months ended June 30, 2022 and 2021.

Revenues: During the six months ended June 30, 2022 , we realized $0 of revenues from our business. During the six months ended June 30, 2021, we realized $251,000 of revenues from our business. The change in revenues between the quarter ended June 30, 2022 and 2021 was a decrease of $251,000 or 100% as a result of the licensing agreements entered into during the six months ended June 30, 2021.

General and Administrative Expenses: Our general and administrative expenses were $47,620 for the six months ended June 30, 2022 and $231,810 for the six months ended June 30, 2021, representing a decrease of $184,190 or approximately 79%, as a result of an decrease in the general operation of the Company.

Professional Fees: Our professional fees were $27,200 for the six months ended June 30, 2022 and $42,334 for the six months ended June 30, 2021, representing a decrease of $15,134 or approximately 36%, a decrease in professional fees was mostly attributable to fees attributable in connection with filings with the Securities and Exchange Commission.

Compensation: Our compensation expenses were $144,000 for the six months ended June 30, 2022 and $144,000 for the six months ended June 30, 2021, representing change of $0, or approximately 0%, as a result of our expensing of monthly compensation to our management and employees.

Net Loss: The Company’s net loss from operations was 720,558 during the six months ended June 30, 2022 as compared to $674,314 for the six months ended June 30, 2021. The increase was primarily due to decrease in licensing revenue during the six months ended June 30, 2022, and a decrease in operating expenses

Liquidity and Capital Resources

Revenues for the six months ended June 30, 2022 and 2021, were $0 and $251,000 respectively. We have an accumulated deficit of $85,087,855 for the period from December 9, 2005 (inception) to June 30, 2022 and cash used in operations of $36,377 for the six months ended June 30, 2022.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern.

From our inception through June 30, 2022, our primary source of funds has been the proceeds of private offerings of our common stock, private financing, and loans from stockholders. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

The convertible notes in the amount of $5,792,429 outstanding as of June 30, 2022 and $5,940,429 for the year ended December 31, 2021, consist of the debt holders who are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at fixed conversion price.

Loans and Advances – Related Party

During the six months ended June 30, 2022, the principal stockholder has advanced $8,334 and accrued $3,586 in interest and was repaid $29,590.

The line of credit balance and accrued interest as of June 30, 2022 is $391,682.

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

We had $0 and $0 in revenue for the three months ended June 30, 2022 and 2021, respectively.

We had $0 and $251,000 in revenue for the six months ended June 30, 2022 and 2021, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as technology rights, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including the eventual disposition. If the future net cash flows are less than the carrying value of an asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

MAX SOUND CORPORATION
(Registrant)

Date: August 31, 2022	By:	/s/ Greg Halpern
Greg Halpern
Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

